Form 10-K405
period 1994-12-31
SBM CO
filed 1995-04-14
CIK 93706

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994     Commission File No. 811-407

===============================================================================

                                  SBM COMPANY


             (Exact name of registrant as specified in its charter)

               Minnesota                      41-0557530
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

8400 Normandale Lake Blvd., Suite 1150               55437
             Minneapolis, Minnesota               (Zip Code)
(Address of Principal Executive Offices)

                  Registrant's Telephone Number (612) 835-0097

===============================================================================

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the voting stock held by non-affiliates of the registrant is not available. The common stock of the registrant is not publicly traded; consequently, there is no definitive available price for the stock.

Number of shares of common stock outstanding at
March 1, 1995                                                     2,179,714

                      Documents Incorporated By Reference

                                      None

                        Exhibit Index is on Pages 78-91

PART I

ITEM 1.  BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS. SBM Company (the "Company") was incorporated in Minnesota in 1914. The Company's name originally was State Bond and Mortgage Company. In April of 1992 the Company's name was changed to SBM Company.

Sale and Liquidation of the Company:

Pursuant to an Amended and Restated Stock and Asset Purchase Agreement dated as of February 16, 1995, the Company has agreed to sell substantially all of its business operations to ARM Financial Group, Inc. ("ARM") (the "Proposed Transaction"). As part of the Proposed Transaction, ARM will acquire all of the outstanding stock of the Company's wholly-owned subsidiaries and also will acquire the management arrangements with the Company's affiliated mutual funds. Subsequent to the completion of the Proposed Transaction, it is anticipated that the Company will liquidate and dissolve in accordance with Minnesota law. ARM is a Delaware corporation and a holding company in the business of owning and managing life insurance companies specializing in the design, marketing and management of accumulation products. The Morgan Stanley Leveraged Equity Fund II, L.P. (MSLEF II), an investment fund sponsored by Morgan Stanley & Co., Incorporated (Morgan Stanley & Co.), owns approximately 86% of the outstanding shares of voting stock of ARM. The aggregate purchase price payable by ARM to acquire the Company's business operations is $38.6 million, subject to adjustment. The completion of the Proposed Transaction, which is subject to regulatory and shareholder approvals, currently is anticipated to occur late in the second quarter of 1995. A meeting of the shareholders of the Company to vote on the Proposed Transaction and the Company's plan of dissolution will be held in May of 1995.

In connection with the Proposed Transaction, ARM has entered into agreements with the holders of the Series A Mandatory Redeemable Voting Convertible Preferred Stock of the Company to purchase such Preferred Stock and 72,950 shares of Common Stock immediately prior to the closing of the Proposed Transaction (the "Preferred Agreements"). The Preferred Agreements contain provisions which, among other things, require (i) the holders of the Preferred Stock to vote in favor of the Proposed Transaction and a liquidation of the Company subsequent to the consummation of the Proposed Transaction, (ii) the holders of the Preferred Stock to refrain from taking various actions which might interfere with the Proposed Transaction, and (iii) those holders, ARM and the Company to enter into mutual releases to be effective upon the Proposed Transaction.

Business Development:

The initial products sold by the Company were securities which subsequent to the enactment of the Investment Company Act of 1940 were known as face amount certificates. The Company remained continuously active in that line of business from the time it originally was founded until January 1, 1991, when it transferred its face amount certificate business to a newly formed wholly-owned subsidiary, as is discussed below. The Company received an order from the Securities and Exchange Commission pursuant to Section 8(f) of the Investment Company Act de-registering it as an investment company effective January 29, 1991.

In 1952 the Company organized a broker-dealer and began to market the shares of various mutual funds. In 1962 and later years, seven mutual fund companies were organized and affiliated with the Company through management contracts. In the years 1966 through 1969, two wholly-owned subsidiaries were formed and a third subsidiary acquired. The three subsidiaries consisted of a life insurance company, a broker-dealer, and a bank.

On June 18, 1990, the Company incorporated a wholly-owned subsidiary to assume the Company's face amount certificate business. Effective January 1, 1991, the Company transferred qualified assets to the subsidiary, and the subsidiary assumed all of the Company's obligations to certificate holders under outstanding face amount certificates and certain other liabilities associated with the Company's face amount certificate business. The Company ceased issuing face amount certificates effective December 31, 1990, and the subsidiary began issuing face amount certificates on January 8, 1991. The subsidiary is now primary obligor on all outstanding face amount certificates issued by it or the Company. The Company continues to remain liable on all certificates that were issued by it.

In August of 1992, the Company sold the stock of its bank subsidiary.

In June of 1994, all of the assets of one of the Company's affiliated mutual funds, the State Bond Progress Fund, were acquired by one of the Company's other affiliated mutual funds, the State Bond Common Stock Fund, in exchange for shares of Common Stock Fund.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. See Note P (Industry Segment Data) to the Company's consolidated financial statements.

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

OPERATIONS

     The Company  classifies its operations  into four major industry  segments:
(1) Annuities and Life Insurance; (2) Mutual Fund Operations; (3) Face Amount Certificates; and (4) Brokerage of Securities.

     (1) ANNUITIES AND LIFE INSURANCE. The Company formed State Bond and Mortgage Life Insurance Company ("SBM Life") in 1966. SBM Life is a stock life insurance company organized under the laws of the State of Minnesota. The life insurance segment is the largest part of the Company's business.

          SBM Life is presently licensed to sell insurance and annuities in thirty-one (31) states. The principal states in which SBM Life's products are sold are California, Minnesota, Iowa, Hawaii, Oregon, and Washington. Policy sales are made by representatives of the Company's wholly-owned broker-dealer subsidiary, SBM Financial Services, Inc. ("SBM Financial Services") and associated agents who are licensed and compensated directly by SBM Financial Services.

          Currently, the main emphasis of SBM Life's sales is tax-deferred annuities. Such annuity sales represented 98.9% of SBM Life's total sales in 1994. Of the annuity premium received in 1994 by SBM Life, approximately 51.7% was received from sales of Internal Revenue Code
          Section 403(b) tax-sheltered annuities for educational institutions and certain private non-profit organizations, 16.7% was from other qualified plans such as IRAs, and 31.6% was from non-qualified annuities.

          SBM Life currently markets eleven different types of annuity policies. Of these policies five are designed specifically to receive 403(b) salary reduction payments and seven are eligible for rollovers from other companies' 403(b) products. Seven of the Company's annuities are eligible for sale in both the non-qualified and qualified (IRA, SEP, 401(k), and pension and profit sharing) marketplace. SBM Life also sells Annual Renewable Term Life Insurance, Five-year Renewable and Convertible Term, Twenty-Year Decreasing Term, Decreasing Term for Term Stated (Mortgage Cancellation), Preliminary Term Rider, Guaranteed Insurability Rider, Whole Life Insurance, and Single Premium Whole Life Insurance.

          During 1994, approximately 92% of SBM Life's premium from sales of individual life insurance policies and annuities was received from sales made by agents who are under a non-exclusive contract and who are compensated by commissions. Approximately 72% of the total Company premium was derived from sales made by agents associated with a single national independent marketing organization (the "Marketing Agency"). Approximately 50% of the total Company premium was derived from sales by agents recruited by a single agency (the "Recruiting Agency") associated with the Marketing Agency. All of these agents are licensed to and compensated by SBM Life. The Company's total sales are significantly dependent upon these independent agents, which agents have the ability to sell for a large number of other companies. SBM Life also markets its insurance products through its employee agents. These agents sold approximately 8% of SBM Life's products during 1994.

          SBM Life  advances a portion  of the  first-year  commissions  paid in connection with salary reduction 403(b) tax-sheltered annuity premiums. In 1994, SBM Life advanced approximately $180,000 in commissions.

          SBM Life invests its investment portfolio only in socially responsible investments. Pursuant to this practice, SBM Life screens its investments using a number of commonly accepted social responsibility criteria. SBM Life then markets its products as backed by a socially responsible investment portfolio.

          Beginning in the second half of 1992 and continuing into 1994, the first-year premiums received by SBM Life began to slow appreciably. The Company believes that there were a variety of reasons for this. First, the failure of several large insurance companies in 1991 and 1992 and the resultant adverse publicity caused significant consumer concern about the insurance industry. Second, as interest rates decreased in 1992 and 1993, the fixed annuity products sold by SBM Life became less attractive to customers compared to alternative investments such as mutual funds and variable annuities. Third, new products brought out by SBM Life in 1992 and 1993, while more profitable to the Company than earlier products, were not as popular with agents and customers as the earlier, discontinued products. Fourth, SBM Life was downgraded by A. M. Best in May of 1992, from A to A-, which had the effect of reducing sales.

          In November of 1994, SBM Life was again downgraded by A.M. Best, from A- to B+. The apparent reasons for the downgrade by Best included SBM Life's concentration in CMO investments, the related substantial unrealized losses in the value of SBM Life's bond portfolio caused by the dramatic increase in interest rates in 1994, and Best's desire for additional capital in SBM Life. Also, in the third quarter of 1994, several adverse newspaper articles were written concerning the Company's CMO portfolio. (For a discussion of SBM Life's CMO portfolio, see pages 7-11 hereof). Subsequent to the downgrade and newspaper articles, SBM Life experienced a falloff in premiums and an increase in withdrawals. In the fourth quarter of 1994, withdrawals and surrenders (exclusive of withdrawals and surrenders on ceded business) totaled approximately $22.9 million. This activity has continued into 1995, with withdrawals and surrenders through March 31, 1995 totaling approximately $44.2 million. Premiums were $14.8 million for the fourth quarter of 1994 and $14.6 million for the first quarter of 1995.

          SBM Life has been adversely impacted by state guaranty fund assessments. As a result of the insolvency of certain non-affiliated insurance companies, SBM Life was required to recognize guaranty fund assessments of approximately $1.8 million in 1994, $1.5 million in 1993, and $1.3 million in 1992. SBM Life has no control over these assessments and assessments in future years are probable.

     (2) MUTUAL FUND OPERATIONS. The Company acts as investment adviser for six mutual funds: State Bond Cash Management Fund; State Bond Common Stock Fund; State Bond Diversified Fund; State Bond Tax Exempt Fund; State Bond Minnesota Tax-Free Income Fund; and State Bond U.S. Government and Agency Securities Fund (the "Funds"). In addition, the Company acts as transfer agent and dividend disbursing agent for all of the above-mentioned Funds. Each Fund has a different investment objective. The Company's subsidiary, SBM Financial Services, Inc., acts as distributor for the Funds. The Funds are sold primarily in Minnesota, Iowa, South Dakota, Illinois, and California.

     (3) FACE AMOUNT CERTIFICATES. SBM Certificate Company ("SBMCC") is an issuer of face amount certificates registered under the Investment Company Act of 1940. A face amount certificate is an obligation of SBMCC requiring it to pay a certain amount, plus a specified return, to an investor at a given maturity date, or lesser amounts if the certificate is redeemed prior to maturity. SBMCC originally was established as a wholly-owned subsidiary of the Company. Effective December 31, 1993, the Company transferred ownership of all outstanding shares of SBMCC to SBM Life. SBMCC currently is offering to the public one single-payment investment certificate.

          The face amount certificate operations include the issuance of single-payment certificates and the servicing of outstanding single-payment and installment certificates, the investment of related funds, and the performance of other service activities. The Company provides management services to SBMCC pursuant to a Management Agreement.

          SBMCC's face amount certificates are distributed exclusively by SBM Financial Services, Inc., a wholly-owned subsidiary of the Company. SBMCC's face amount certificates are sold primarily in Minnesota, Iowa, South Dakota, California, and Illinois.

          In November of 1994, the Minnesota Department of Commerce recommended that, because of increases in interest rates and decreases in principal prepayments on CMOs and other mortgage-backed securities in SBMCC's investment portfolio, SBMCC should increase its capital level. Subsequently, in March of 1995, SBMCC's parent company, SBM Life, contributed $1.5 million to SBMCC's capital. See pages 13-14 hereof.

     (4) BROKERAGE OF SECURITIES AND INSURANCE. SBM Financial Services, Inc. ("SBM Financial Services") is the principal underwriter and distributor of the shares of the Company's six affiliated mutual fund companies and acts as the sole underwriter and distributor of the SBMCC face amount certificates. It also is the principal distributor of the products of SBM Life. SBM Financial Services also provides distribution services for certain unaffiliated investment companies and limited partnerships. SBM Financial Services is registered as a broker-dealer with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 and also is registered as a broker-dealer in 25 states.

As of December 31, 1994, the Company and its subsidiaries had approximately 92 employees and an additional approximately 35 employee sales agents. The Company also had approximately 1,500 independent agents marketing its products and those of its affiliates. For the year ended December 31, 1994, approximately 27% of the Company's total product sales were generated by employee salespersons and approximately 73% were generated by independent agents.

The Company's major product lines are annuities, face amount certificates, Company-affiliated mutual funds, and brokered products (primarily mutual funds). The following are product sales/premiums for 1994, 1993, and 1992:


                                         YEAR ENDED DECEMBER 31
                                         ----------------------
                                              (In Millions)
                                      1994        1993       1992
                                      ----        ----       ----

         Annuities                   $ 71          $98        $98

         Face Amount Certificates       5            6         10

         SBM-Affiliated
          Mutual Funds                 17           19         25

         Brokered Products,
          Primarily Mutual Funds       38           43         39


INTEREST SENSITIVITY OF PRODUCTS

Most of the products issued by SBM Life and SBMCC are interest-sensitive. Profits recognized on interest-sensitive products are affected by the margin between interest earned on investments and interest credited to policyholders and certificate holders and are also affected by mortality, gains and losses on investments, persistency, and acquisition and policy maintenance expenses. In the marketing of such products there is significant competition in interest crediting rates, which can have the effect of reducing investment spreads.

SBM Life has attempted to discourage premature surrenders of interest-sensitive products prior to recovery of acquisition expenses through the use of competitive interest rates and surrender charges. As the surrender charges on policies decrease, SBM Life may experience increased surrenders of policies. If SBM Life is required to substantially increase interest rates on its interest-sensitive products in order to discourage surrenders, this could have an adverse effect on operating income. This could be especially true in a time of rapidly increasing interest rates.

INVESTMENTS IN MORTGAGE-BACKED SECURITIES AND CMOS

The Company's life insurance subsidiary and face amount certificate subsidiary invest a substantial portion of their assets in mortgage-backed securities issued or guaranteed by the U. S. Government or by its agencies or in obligations backed by such securities. These include Government National
Mortgage Association ("GNMA") Certificates, Federal National Mortgage Association ("FNMA") Certificates, Federal Home Loan Mortgage Corporation ("FHLMC") Certificates, and Collateralized Mortgage Obligations ("CMOs") collateralized by GNMA, FNMA, or FHLMC Certificates. At December 31, 1994, the Company's life insurance subsidiary and face amount certificate subsidiary held 62% and 87% of their investment portfolios, respectively, in these securities.

GNMA Certificates are mortgage-backed securities which represent an undivided interest in a specific pool of residential mortgages. The payment of principal and interest on the Certificates is guaranteed by the full faith and credit of the U. S. Government. The average life of GNMA Certificates varies with the interest coupon and maturities of the underlying mortgages which can be affected by prepayments or refinancing of such mortgages or foreclosure. Such prepayments are passed through to the certificate holder with the regular monthly principal and interest payments.

The occurrence of mortgage prepayments is affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage and other social and demographic conditions. As prepayment rates vary widely, it is not possible to accurately predict the average life of a particular pool. However, statistics have indicated that the average life of the type of mortgages backing the majority of outstanding GNMA Certificates is initially approximately 10-12 years. For this reason, in the past it has been standard practice to treat GNMA Certificates as 30-year mortgaged-backed securities with principal dollars outstanding an average of twelve years. Pools of mortgages with other maturities or different characteristics would have varying assumptions for average life. The assumed average life of pools of mortgages having maturities of less than 30 years is less than 10-12 years, but typically not less than three to four years.

As interest rates decrease, prepayments on mortgage-backed securities accelerate, and the actual average life of the securities shortens. As interest rates increase, prepayments decrease, which has the effect of increasing the above average lives of the securities. If this occurs, securities can remain outstanding for longer than currently anticipated by the companies.

FNMA and FHLMC Certificates also represent an undivided interest in a specific pool of residential loans formed or guaranteed by FNMA or FHLMC, as applicable. FNMA and FHLMC Certificates, unlike GNMA Certificates, do not have the full faith and credit of the U. S. Government expressly pledged to their repayment. As such, the holders of such securities would look to each U. S. Government Agency for repayment in the event of a default on the Certificates.

The mortgages underlying FNMA and FHLMC pools typically prepay somewhat more quickly than the mortgages in GNMA pools. GNMA pools include only loans that are issued or guaranteed by the Farmers Home Administration, Federal Housing Administration, or Veteran's Administration. These loans have a maximum value of $185,000, with the majority of the loans being in a significantly smaller amount. In contrast, the maximum value of loans contained in FNMA and FHLMC pools is approximately $203,150. Persons receiving loans that underlie FNMA or FHLMC securities typically are more affluent and generally are regarded as being more mobile. In addition, these mortgages are not assumable. This results in a faster prepayment rate on FNMA and FHLMC loans than on loans underlying GNMA securities, which typically results in FNMA and FHLMC Certificates paying off at a faster rate than GNMA Certificates.

The companies have substantial investments in CMOs. CMOs are a discreet pool of mortgage-backed securities which are generally issued in several classes. Each such class bears or accrues any interest to which it is entitled at a specified rate or at a rate calculated in a specified manner. Principal on the mortgage loans ultimately underlying a series of CMOs may be allocated among the several classes within such series in a variety of ways, resulting in classes of CMOs which return principal based on a specified or scheduled order. By varying the rates or methods of calculating interest on several classes within a series of CMOs and the allocations of principal among such classes, a CMO issuer can create "derivative" securities with a wide range of payment characteristics. These securities include the inverse floaters and the two-tiered index bonds (TTIBs) held by the Company.

As of December 31, 1994 SBM Life and SBMCC held 51% and 48% of their investment portfolios, respectively, in CMOs. These CMO portfolio investments consisted of the following classes:

                              SBM Life               SBMCC
                              --------               -----
Fixed Rate Planned
 Amortization Class ("PAC")     72%                    40%
Targeted Amortization
 Class ("TAC")                   4%                     9%
Accrual Bonds                    8%                     6%
Inverse Floating Rate
 Securities                      3%                     6%
Two-Tiered Index Bonds ("TTIBs") 8%                    23%
Companion (Support) Bonds        3%                    11%
Sequential Pay                   1%                     -
Floating Rate Securities         -                      5%
Other                            1%                     -
                                ---                    --

                               100%*                  100%*

         *        Percentages are based on GAAP carrying values.

A PAC CMO is a class that is designed to receive fixed principal payments over a predetermined time period under a wide range of prepayment scenarios which makes the average life of the security more predictable. A sequential pay class has a fixed interest rate and receives principal payments in a prescribed sequence continuously from the first payment date until the class is paid off. The average life of this class will shorten or lengthen based on prepayments. A floating rate security has an interest rate that is based on a known index such as the Cost of Funds Index ("COFI") or the London Interbank Offered Rate
("LIBOR"), and is adjusted periodically, typically monthly, as such rate changes. The interest rate paid on the security will move in the same direction as in the index. A super floating rate security is a CMO the coupon on which floats in an amount greater than the amount of movement in the related index rate.

A TAC is similar to a PAC, in that they both have a schedule of principal repayments. TACs provide more protection against call risk, but offer less protection against extension risk.

The Companion (Support) Class acts as a shock absorber. It takes excess cash flow or does not get a payment so that the PAC and TAC classes can be paid. This is a CMO class that receives principal payments on any payment date only if scheduled payments have been made on specific PAC and TAC classes.

Inverse floating rate securities are securities with a coupon that moves in the reverse direction to an applicable index such as COFI. Accordingly, the coupon rate thereon will increase as interest rates decrease and decrease as rates increase, in some cases by a greater amount than the amount of change in the related index rate. Inverse floating rate securities are typically more volatile than fixed or floating rate securities. Inverse floating securities would be purchased by the companies to attempt to protect against a reduction in the income earned on the companies' investments due to a decline in interest rates and a corresponding increase in prepayments. The companies would be adversely affected by the purchase of such securities in the event of an increase in interest rates since the coupon rates thereon will decrease as interest rates increase, and, like other fixed income securities, the value will decrease as interest rates increase.

An accrual or zero coupon class of CMOs is a class which does not pay periodic interest, but rather accumulates interest at a specified rate until the principal of the class becomes payable. The accumulated interest then is paid when the principal is repaid. Like other zero coupon securities, a zero coupon class of CMOs enables the holder to avoid reinvestment risk (i.e., the risk of having to reinvest interest payments at progressively lower interest rates) in a period of declining interest rates. However, in a period of increasing interest rates, a zero coupon class of CMOs is likely to experience a greater decline in value than a current-interest class with the same interest rate and principal payment schedule.

A TTIB is a CMO class whose coupon is fixed until the applicable index (e.g., COFI) reaches a specified level known as the first strike. When the index is higher than the first strike, the TTIB becomes an inverse floater whose coupon declines to its floor at the second strike. The floor at the second strike typically will be zero. On initial purchase date the first strike on a TTIB is generally two to three hundred basis points (2-3%) above the current level of the applicable index. Consequently, it is unlikely at the date of purchase that the first strike would be reached in the near future. At December 31, 1994, the weighted average first strike on the TTIBs held by the Company was 2.41% above the applicable index and, accordingly, none of these securities have become inverse floaters. The average life of a CMO TTIB can vary greatly, however, depending upon prepayments, which in a period of rising interest rates can increase the possibility of reaching the first strike. The companies would purchase TTIBs in anticipation of an interest rate and prepayment environment in which prepayments would remain at moderate to high levels, in which event the TTIBs generally would pay off before the first strike is reached. Nevertheless, if interest rates increased and prepayments slowed, the value of the TTIB would be expected to decline, perhaps significantly, even if the first strike were not reached.

CHANGES IN INTEREST RATES IN 1994

Interest rates increased sharply from February through June of 1994 and continued to rise through the fourth quarter of 1994. As a result, the economic value of all fixed-income securities declined significantly. In this generally declining bond market, mortgage-backed securities and CMOs were dramatically affected. As interest rates rose, mortgage refinancing activity slowed and principal prepayments on the mortgages underlying these securities decreased significantly. This slowdown in principal prepayments resulted in an extension of the average lives of the securities, resulting in a further decline in the value of the securities. Securities that had been priced off the short or intermediate part of the yield curve extended and were priced off the long end of the curve. In addition, financial problems at certain broker-dealers, investment companies, hedge funds, and other financial institutions further eroded the market for these types of securities as large blocks of the securities were sold into the market at depressed prices and investor confidence in the securities declined. The effect of the above was a significant decrease in the overall price level of CMOs, which resulted in substantial unrealized losses in SBM Life's and SBMCC's CMO portfolios. For unrealized losses as of December 31, 1994, see Note D of the Company's consolidated financial statements in Item 8 hereof.

Effective January 1, 1994, the Company and its subsidiaries adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) 115, a new accounting principle applicable to all financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and Note A of the consolidated financial statements in Item 8 hereof. The principal effect of SFAS 115 is to require companies to carry certain fixed-income securities ("available-for-sale" securities) on their balance sheets at current fair value to reflect unrealized gains or losses on those securities in stockholders' equity, rather than at amortized cost value, as under previous accounting practice. Upon adoption of SFAS 115, each of SBM Life and SBMCC analyzed their securities and classified a significant portion of their investment portfolios (approximately two thirds) as available-for-sale securities. As such, as of January 1, 1994, approximately $506 million of the Company's debt securities were classified as available-for-sale, with $254 million classified as "held to maturity".

The decline in the bond market that occurred in the first six months of 1994 in conjunction with the implementation of SFAS 115 by the Company and the transfer of approximately $234 million of debt securities classified as held-to-maturity to the available-for-sale category with an unrealized loss of $15.9 million due to the repositioning program described below, resulted in unrealized losses net of tax savings and other adjustments in the Company's investment portfolio of $37 million as of June 30, 1994. In addition, stockholders' equity declined from $32 million at December 31, 1993, to a deficit of $5.3 million at June 30, 1994 (exclusive of Series A Preferred Stock and common stock held by employee benefit plans).

Based on the above and discussions with A.M. Best Company ("A.M. Best"), a key insurance industry rating agency, and regulators, the Company determined that it should reduce the level of CMOs in SBM Life's investment portfolio substantially in order to diversify its investment portfolio. Through September 30, 1994, SBM Life sold CMOs with an amortized cost of approximately $186 million and recognized an after-tax loss of approximately $6.2 million. SBM Life reinvested the proceeds in U.S. Government and U.S. Government Agency notes and in intermediate term corporate bonds rated A or above. The repositioning program reduced the overall yield on SBM Life's portfolio by approximately 25 to 35 basis points, which will have the effect of reducing future investment spreads and profitability.

At December 31, 1994, the unrealized losses net of tax savings and other adjustments in SBM Life's and SBM Certificate Company's investment portfolios aggregated approximately $60 million and the Company's stockholders' equity was a deficit of $32 million. At February 28, 1995, the unrealized pre-tax loss had decreased from December 31, 1994 by approximately $26 million.

COMPETITION

All lines of business of the Company and its subsidiaries are highly competitive and the Company and its subsidiaries compete with many other companies having greater financial resources, larger sales forces, and greater access to customers. Many large and long-established insurance companies and investment companies are engaged in the sale of mutual fund shares, face amount certificates, and life insurance and annuities in the same geographic area that the Company markets its products.

In the Company's insurance segment, the Company must compete with a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, the commission structures of competing companies, and the levels of service afforded agents. SBM Life has a claims paying rating from A.M. Best Company. The rating is used to compare one insurer to other insurers, particularly with respect to underwriting, expense control, reserves, and investments. The current rating of SBM Life by A.M. Best Company is B+ (Very
Good). SBM Life's rating was changed to its current rating of B+ from its prior rating of A- in November of 1994.

A.M. Best defines the rating category of B+ as follows:


     Assigned to companies which, in our opinion, have achieved very good overall performance when compared to the standards established by the A. M. Best Company. B++ and B+ companies have a good ability to meet their obligations to policyholders over a long period of time.

REGULATION

The Company and its subsidiaries are subject to significant federal and state regulation. Such regulation can have a considerable effect upon the Company's operations and the profitability of its businesses.

INSURANCE COMPANY REGULATION

The insurance industry is highly regulated. Principal regulatory oversight comes from state insurance departments. The National Association of Insurance Commissioners (the "NAIC") issues model laws and regulations which are adopted by the states. The state insurance departments and the NAIC focus primarily on operations and solvency of insurance companies. Regulation relates generally to insurer and agent licensing, limitations on insurer investments, valuation of assets, policy form approval, reserve requirements, solvency standards, statutory deposit requirements, periodic insurer examination, and trade practices.

At least once every five years, the Minnesota Department of Commerce conducts a detailed financial examination of the books, records, and accounts of every Minnesota domiciled insurance company. These examinations are conducted under guidelines promulgated by the NAIC and in accordance with applicable Minnesota law. The most recent financial examination of the Company's life insurance subsidiary, for the periods 1990-1993, was completed in December of 1994.
The Company has not yet received an examination report.

The State of Minnesota evaluates the sufficiency of a domestic insurance company's capital by using the NAIC Life Risk-based Capital standard, which takes into consideration risks associated with the assets and insurance products of the company. SBM Life has sufficient capital under these requirements. However, because of SBM Life's significant concentration of CMOs in its investment portfolio and the related large unrealized losses on the CMOs resulting from increasing interest rates in 1994, SBM Life anticipates it will need to raise additional capital. See Items 3 and 7 hereof.

In Minnesota, SBM Life's state of domicile, and in states where SBM Life is licensed to do business, the Company is required to make annual and quarterly filings.

Minnesota has an insurance holding company law which applies to an insurer controlled by another corporation. This law requires periodic disclosure concerning the corporation and all subsidiaries of the corporation, approval of changes of control of registered insurers, and prior notice to, or approval by, the Minnesota Department of Commerce of certain transactions among affiliates within the holding company system. In addition, the holding company regulations include restrictions on the payment of dividends by the insurance subsidiary in excess of specified amounts. See Item 5 hereof. See also Item 3 hereof. SBM Life is deemed to be "commercially domiciled" in the State of California due to the volume of business written in that State, and as such also is subject to the holding company laws of that State. Many other states also have holding company laws, which may apply to foreign insurers licensed to do business in that state.

In 1992, the Mandatory Securities Valuation Reserve ("MSVR") required by the NAIC for life insurance companies was replaced by a mandatory Asset Valuation Reserve ("AVR") which is expanded to cover mortgage loans, real estate, and other investments. In addition, a new mandatory Interest Maintenance Reserve ("IMR") became effective in 1992. The IMR is designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income. Previously, realized capital gains attributable to interest rate changes were credited to the MSVR and had the effect of reducing the company's required MSVR contributions. The combination of the AVR and IMR over time will affect statutory capital and surplus and may reduce the dividend-paying ability of SBM Life.

All states have guaranty fund laws and require life insurance companies which are licensed to do business in that state to participate in guaranty fund associations. Under these laws, companies are assessable up to a maximum of 1% to 2% of the average relevant premiums received in that state in the preceding year or years as defined by each state. The assessments are used to pay claims of policyholders of insolvent insurance companies. Some states allow premium taxes otherwise payable to be reduced by some or all of the amounts assessed by the guaranty fund association. In 1994, 1993, and 1992, guaranty fund assessments had a significant impact on the Company's profitability. It currently is anticipated that the Company will be subjected to significant assessments for the immediately foreseeable future. See Item 7 hereof and Note N to the Company's consolidated financial statements in Item 8 hereof.

FACE AMOUNT CERTIFICATE COMPANY REGULATION

The Company's face amount certificate subsidiary is subject to significant regulation and supervision by federal and state regulators. The Investment Company Act of 1940 and rules issued by the SEC thereunder specify certain terms for face amount certificates, the method of calculating reserve liabilities on outstanding certificates, the minimum amounts and types of investments to be deposited with a qualified custodian to support such reserve liabilities, and a variety of other restrictions on the operation and governance of a face amount certificate company. Pursuant to statutory authority, the Minnesota Department of Commerce (the "MDC") and the Illinois Secretary of State exercise supervisory powers over the Company's face amount certificate business similar to those under the Investment Company Act of 1940. In addition, the MDC conducts examinations of the Company on a periodic basis. The staff of the MDC has taken the position that the Company's face amount certificate subsidiary should maintain a minimum capital level, computed based upon amortized cost valuation of fixed-income securities, of 5%. At December 31, 1994, the face amount certificate subsidiary's amortized cost capital level was 6.9%.

In November of 1994, the MDC recommended to SBMCC that, because of increases in interest rates in 1994 and decreasing cash flows on mortgage-backed securities in SBMCC's investment portfolio, SBMCC should increase its capital. At December 31, 1994, SBMCC's capital level, computed on a GAAP basis (including the effect of SFAS 115) was .31%. On March 29, 1995, SBM Life, the parent company of SBMCC, contributed an additional $1.5 million of capital to SBMCC. SBMCC is now in compliance with the MDC's recommendation. SBMCC's shareholder's equity, computed on a GAAP basis, as of February 28, 1995, assuming the $1.5 million capital contribution and the unrealized losses at that date, would have been approximately $3 million.

The offer and sale of face amount certificates also are subject to federal and state securities laws.

MUTUAL FUND REGULATION

The Company, which acts as investment adviser to the State Bond group of mutual funds, is registered under the Investment Advisers Act of 1940, and is subject to the requirements of such Act. The Company also acts as transfer agent for the funds, and is registered as a transfer agent under the Securities Exchange Act of 1934.

In addition, the Company's activities with regard to the funds are subject to significant regulation under the Investment Company Act of 1940. This regulation includes restrictions on interlocking directorates between the Company and the funds, prohibitions on certain types of transactions between the Company and the funds, and requirements as to the terms of advisory agreements between the Company and the funds.

BROKER DEALER REGULATION

The Company's broker-dealer subsidiary is registered under the Securities and Exchange Act of 1934 and also is registered as a broker-dealer in 25 states. This company is a member of the National Association of Securities Dealers, Inc.
(NASD), and is periodically examined by the NASD. The company is subject to extensive regulation pertaining to matters including net capital, recordkeeping, and advertising, and marketing activities.

(d)  FINANCIAL  INFORMATION  ABOUT  FOREIGN AND DOMESTIC  OPERATIONS  AND EXPORT
     SALES.

     The Company and its subsidiaries have no foreign operations.

ITEM 2.  PROPERTIES

The administrative offices of the Company and its subsidiaries and affiliates are located in New Ulm, Minnesota, at 100 North Minnesota Street. The building has a total office space of approximately 49,000 square feet. All of the industry segments identified in Item 1 currently use the building for office purposes. Parts of the building are leased to other persons. The building is owned by the Company's indirect wholly-owned subsidiary, SBM Certificate Company.

The Company's corporate offices are at Suite 1150, 8400 Normandale Lake Boulevard, Minneapolis, Minnesota (the "Minneapolis Corporate Office"). The Minneapolis Corporate Office is the location of the Company's corporate executive officers and primary location for the Company's investment, accounting, legal, marketing, customer service, and mortgage activities, and various support personnel. This office contains approximately 15,208 square feet of office space and is subject to a lease that extends through June 30, 1999.

The Company's broker-dealer subsidiary leases a branch office for its sales representatives in Fresno, California.

ITEM 3.  LEGAL PROCEEDINGS

(a) On November 16, 1994, the Commissioner of the Minnesota Department of Commerce issued a cease and desist order to SBM Life. The order restricts the following types of material transactions without approval of the
     Commissioner: merging or consolidating with another company; paying dividends; entering into new reinsurance agreements; making material changes in management; increasing salaries and benefits of officers or directors or making payment of bonuses; entering into any transactions with officers and directors, including employment agreements, or making other payments determined preferential by the Commissioner; disposing of, conveying, or encumbering its assets or its business in force; or amending or entering into new contracts with the holding company or other affiliated companies. The order also restricts the following types of transactions without approval of the Commissioner other than in the normal course of business; withdrawing funds from its bank accounts; lending its funds; incurring debt, obligation, or liability; terminating, surrendering, forfeiting, converting, or lapsing any insurance policies, certificates or contracts, except for nonpayment of premiums due; releasing, paying or refunding premium deposits, accrued cash or loan values, unearned premiums, or other reserves in an insurance policy, certificate, or contract. The Company does not believe that the order affects its day to day operations.

(b) Pursuant to the terms of a Stock Agreement between the Company and the Trustee for the Company's two employee benefit profit sharing plans, under certain circumstances the Trustee of the Plans is entitled to "put" shares of Company common stock in the Plans back to the Company at the higher of fair market value or adjusted book value. In January of 1995, the Trustee notified the Company of an exercise of a "put" back to the Company of all shares of Company common stock in the Plans. There are currently 304,693 shares in the Plans. The Trustee argues that the adjusted book value of the shares in the Plans should be computed based upon a pre-SFAS 115 amortized cost method of valuing portfolio securities, resulting in a value at December 31, 1994 of approximately $14 per share. A valuation performed as of June 30, 1994 for purposes of establishing a fair market valuation of the stock in the Plans showed a value of $6.29 per share. The adjusted book value of the stock, computed in accordance with SFAS 115, was negative at December 31, 1994.

     The exercise of the "put" by the Trustee of all stock in the Plans would, if valid, have a significant effect on the Company's liquidity position. The Company does not currently have sufficient liquid assets to meet the put. The exercise of the put at the price being argued by the Trustee also would affect the Company's capital. The Trustee's valuation is approximately $2.5 million more than that currently being used by the Company. See Note M of the consolidated financial statements in Item 8 hereof.

     The Company on March 1, 1995 filed a state court declaratory judgment action in this matter seeking an interpretation of the Stock Agreement. The Company in its complaint argues that (i) the "put" right that the Trustee has with regard to the Company common stock in the Plans is a liquidity put, and cannot be used to put the entire block of stock back to the Company; (ii) the book value of the stock must be computed in accordance with SFAS 115; and (iii) the Stock Agreement terminates upon dissolution of the Company, and the Company is in the process of dissolving. See Sale and Liquidation of the Company under Item 1 hereof. The action names as defendants the Trustee of the Plans and the Company's largest common stock holder, as a representative of the Company's other common stockholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

As of March 1, 1995, there were approximately 225 holders of the Company's common stock and two holders of the Company's Series A Mandatory Redeemable Voting Convertible Preferred Stock.

MARKET FOR COMMON EQUITY

There is currently no public market or trading in the common stock of SBM Company. Prior to 1991 it was the Company's informal practice to purchase shares that shareholders desired to sell at a value established by the Company. The Company currently is not effecting general repurchases of shares of its common stock from its shareholders.

In general, most common shares sold by the Company since 1966 (except for common shares sold by the Company in a 1971 public offering) were sold pursuant to purchase agreements giving the Company a right of first refusal with respect to such stock. Before a shareholder may sell to a third party any common shares subject to such right of first refusal, the shareholder must first offer to sell common shares to the Company. Depending upon the form of the particular purchase agreement, such right of first refusal either gives the Company the right to acquire the common shares at the shareholder's offer price or at adjusted book value. In recent years, it has not been the Company's practice to exercise its right of first refusal under such purchase agreements, and the Company has no present intention to exercise these rights in the future.

In December of 1993, the Company commenced a tender offer for up to 98,296 shares of its outstanding common stock. The tender offer was completed in January of 1994. In the offer, approximately 530,000 shares were tendered and, in accordance with the terms of its offer, the Company re-acquired 98,296 shares or approximately 18.6% of the total tendered shares at a price of $15.26 per share. The re-acquired stock represented 4.3% of the Company's outstanding common stock and 2.8% of the Company's total outstanding voting stock.

In February of 1995, the Company entered into an agreement to sell substantially all of its business operations. See Item 1.a. hereof.

DIVIDENDS

The following table presents dividends per share, and the Company's computation of its adjusted book value (deficit) per common share for the past five years.

                               1994    1993   1992     1991     1990
                               ----    ----   ----     ----     ----

Company's adjusted book
value (deficit) per common
share at year end           $(13.67)* $15.73  $15.26   $14.15   $13.25

Common Stock
dividends per share         $   .10   $  .40   $ .10   $  0    $  .38

Series A Preferred          $ 40.00   $ 80.00    NA       NA       NA
 Stock dividends declared
 per share

- -------------------------

* Adjusted book value in 1994 reflects the adoption by the Company of SFAS 115 effective January 1, 1994.

The Company's adjusted book value is calculated by the Company based upon the consolidated net assets of the Company, as adjusted. In calculating book value, for 1990 and prior years, the calculation began with the consolidated net assets of the Company and added to that amount the deferred income taxes of the life insurance subsidiary, if applicable, and the reserve for loan losses of the bank subsidiary. Marketable equity securities were valued at cost. The resulting amount was divided by total shares outstanding. In 1991, the Company entered into a definitive agreement regarding the sale of its bank subsidiary, and in 1992 the Company sold that subsidiary. See Item 1(a) hereof. For 1991 and 1992, the calculation of adjusted book value does not add the amount of the reserve for loan losses of the bank. For 1993, the calculation of adjusted book value assumes conversion of all outstanding shares of Series A Preferred Stock. For 1994, computation of book value does not include conversion of Series A Preferred Stock or the warrant (SEE Note L of the consolidated financial statements included in Item 8 hereof), as they would have been anti-dilutive. Effective January 1, 1994, the Company adopted SFAS 115, which has a significant effect on the computation of the Company's book value. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company declared and paid a dividend on its common stock in each quarter of 1993 and in the first quarter of 1994 in the amount of $.10 per share. The Company stopped paying dividends in the second quarter of 1994 and has no current intention of paying dividends on its stock. SEE Items 3 and 7 hereof and Notes A and M to the Company's consolidated financial statements in Item 8 hereof.

The Company has outstanding a class of preferred stock, its Series A Mandatory Redeemable Voting Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock currently pays a cumulative dividend of 8%. The dividend payable on the Series A Preferred Stock varies depending upon the rating assigned to the stock by the NAIC Securities Valuation Office. The dividend payable is 8% if the stock is rated 3 or lower and 6% if it is rated 2 or better. The last dividend paid on the Series A Preferred Stock was on June 15, 1994. The Company at March 31, 1995 was in arrears for three quarterly Series A Preferred Stock dividends, or $1,140,000.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

The Company's cash flow and its ability to pay dividends is largely dependent upon management fees and on the receipt of dividends from its subsidiaries. The payment of dividends and fees by the Company's insurance company subsidiary is subject to legal restrictions, primarily imposed by applicable insurance laws and regulations. Payment of dividends by that company also may be affected by the amount of capital required to be maintained for rating agency purposes. The Company's life insurance subsidiary currently is prohibited from paying dividends without the written approval of the Minnesota Department of Commerce. SEE Item 3. Payment of dividends by the Company's face amount certificate subsidiary is subject to capital maintenance requirements applicable to that company that are imposed under the Investment Company Act of 1940 and by the Minnesota Department of Commerce.

In addition to the foregoing legal restrictions affecting the Company's ability to pay dividends, the terms of the Company's outstanding Series A Preferred Stock put substantial restrictions on the Company's ability to pay dividends on its common stock. The restrictions on the Company's ability to pay dividends is addressed in further detail in the following paragraphs.

Under the insurance laws of the State of Minnesota, dividend payments must be paid solely from the adjusted earned surplus of a life insurance company. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus which is attributable to unrealized capital gains. Further, the life insurance company may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of the life insurance company's statutory surplus at the prior year-end or (ii) 100% of the life insurance company's statutory net gain from operations (not including realized capital gains) for the prior calendar year. Similar approval is required from the State of California. SEE Note M of the consolidated financial statements in Item 8 hereof.

The Company's face amount certificate subsidiary has never paid cash dividends on its common stock and it is anticipated that it will not pay such dividends in the near future. The face amount certificate subsidiary is subject to two principal restrictions on its ability to pay dividends. First, under the Investment Company Act of 1940, this company is required to establish and maintain minimum capitalization in the amount of certificate reserves plus $250,000. Second, the Minnesota Department of Commerce has determined that face amount certificate companies such as the Company's subsidiary should maintain capital in the minimum amount of 5%. The Company's face amount certificate company subsidiary had capital of approximately 6.9% at December 31, 1994 on an amortized cost basis. See pages 13 and 14 hereof and Note M to the consolidated financial statements in Item 8 hereof. The face amount certificate subsidiary could not pay dividends if it did not meet both of these two requirements or if the payment of such dividends would reduce its capital level below the level required. Because the face amount certificate subsidiary is a subsidiary of the Company's insurance company subsidiary, dividends from the certificate company to the Company would be subject to regulatory restrictions both at the level of the certificate company and at the level of the life insurance company.

SBM  Financial  Services,  Inc.  is  subject  to  the  Securities  and  Exchange
Commission's uniform net capital rule (Rule 15c3-1) which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. In addition, restrictions may be imposed to prohibit the company from expanding its business or declaring dividends if its ratio of aggregate indebtedness to net capital is greater that 10 to 1.

The terms of the Company's Series A Preferred Stock provide that, if the Company is in default with respect to any dividend payable on shares of Series A Preferred Stock, or if the Company has not effected certain mandatory redemptions of the Series A Preferred Stock, no dividends may be paid or declared on shares of common stock, nor may any shares of common stock be purchased, redeemed or otherwise acquired for value by the Company except from the Company's or a subsidiary's employee benefit plans as in effect on the issue date of the Series A Preferred Stock. The terms of the Series A Preferred Stock also provide that the Company shall not pay any dividends on its common stock or repurchase any shares of common stock except from the Company's or a subsidiary's employee benefit plans as in effect on the issue date of the Series A Preferred Stock if, after giving effect to such dividend payment or stock repurchase, the aggregate amount expended on such dividends and repurchases since the issue date of the Series A Preferred Stock would exceed the sum of $3,000,000 plus 50% of the Company's consolidated net income since January 1, 1993.

The payment of future dividends by the Company may be affected by the foregoing limitations and by such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

FOR THE YEAR ENDED   1994       1993       1992       1991      1990
DECEMBER 31:              (in thousands except for per share data)

Total Revenues      $59,932    $72,047   $69,027    $65,199   $56,937

Income (Loss) From
Continuing
Operations (1)       (3,604)     3,748     3,039      3,043      (419)

Net Income (Loss)    (3,604)     3,748     2,778      2,723       225

Per Common Share:
 Primary:
  Continuing
  Operations          (2.40)      1.35      1.32       1.32      (.18)
  Net Income (Loss)   (2.40)      1.35      1.21       1.18       .10

 Fully diluted:
  Continuing
  Operations          (2.40)      1.32      1.32       1.32      (.18)
  Net Income (Loss)   (2.40)      1.32      1.21       1.18       .10

Dividends declared
 per share:
  Common Stock          .10        .40       .10          0       .38

  Mandatory
  Redeemable
  Voting Convertible
  Preferred Stock     40.00      80.00

AS OF DECEMBER 31:

Total Assets (1)    969,364  1,024,910   933,367    827,042   682,267

Face Amount Certi-
ficate Reserves      60,355     67,029    66,550     67,159    65,340

Future Policy
Benefits            910,104    891,923   810,963    708,330   556,683

Mandatory Redeemable
Voting Convertible
Preferred Stock      18,486     17,590     3,850

Common Stock Held By
Employee Benefit
Plans                 1,917      4,809     4,856      4,496     4,231

Stockholders'
 Equity (Deficit)(2)(31,977)    31,959    29,919     27,705    25,198

Total Assets of
Affiliated Mutual
Fund Companies      203,691    209,461   200,088    183,734   153,869



(1) During 1992 the Registrant completed the sale of State Bank & Trust Company of New Ulm. These operations have been reported as discontinued operations. See Note C of the consolidated financial --- statements in Item 8 hereof.

(2) Effective January 1, 1994, the Company adopted SFAS 115 which has a significant effect on stockholders' equity. See Notes A and D of the consolidated financial statements in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SALE AND LIQUIDATION OF THE COMPANY

Pursuant to an Amended and Restated Stock and Asset Purchase Agreement dated February 16, 1995, between the Company and ARM Financial Group, Inc., ("ARM"), the Company has agreed to sell substantially all of the business operations and assets of the Company to ARM (the "Proposed Transaction") for a purchase price of $38.6 million, subject to certain adjustments. As part of the Proposed Transaction, ARM will acquire all of the outstanding stock of the subsidiaries and certain other assets of the Company and assume certain liabilities of the Company. Additionally, the agreement requires ARM to contribute between $15-20 million in additional capital to the subsidiaries. The completion of the Proposed Transaction is subject to a number of contingencies, including the obtaining of regulatory and shareholder approvals and is expected to close late in the second quarter of 1995.

In connection with the Proposed Transaction, ARM had entered into agreements with the holders of the Series A Mandatory Redeemable Voting Convertible Preferred Stock of the Company to purchase such Preferred Stock and 72,950 shares of Common Stock immediately prior to the closing of the Proposed Transaction (the "Preferred Agreements"). The Preferred Agreements contain provisions which, among other things, require (i) the holders of the Preferred Stock to vote in favor of the Proposed Transaction and a liquidation of the Company subsequent to the consummation of the Proposed Transaction, (ii) the holders of the Preferred Stock to refrain from taking various actions which might interfere with the Proposed Transaction, and (iii) those holders, ARM, and the Company to enter into mutual releases to be effective upon the Proposed Transaction.

As soon as practicable after consummation of the Proposed Transaction, the Company intends to wind up and liquidate the Company. The Board of Directors of the Company has adopted a Plan of Dissolution, such Plan to be effective upon consummation of the Proposed Transaction. The Plan of Dissolution is also subject to shareholder approval. In the liquidation, distributions to the holders of the common stock will be subject to the senior rights of the holders of the Company's Preferred Stock.

The consolidated financial statements have been prepared on an historical basis of accounting and do not include any purchase accounting, liquidation accounting or other adjustments which would result upon completion of the Proposed Transaction and the Plan of Dissolution. See Note B to the consolidated financial statements in Item 8 hereof.

RESULTS OF OPERATIONS

Pretax results of operations by business segment is as follows:

                                             YEAR ENDED DECEMBER 31,
(Dollars in Thousands)                      1994     1993      1992
                                            ----     ----      ----

Pretax income (loss):
         Annuities and Life Insurance       $(4,406) $ 5,832  $ 5,949
         Face Amount Certificates               555       56     (235)
         Mutual Fund Investment
                  Advisory                      240      302      324
         Corporate                           (1,260)    (642)  (1,458)
                                             -------- --------  ------

Pretax income (loss) from
         continuing operations              $(4,871) $ 5,548  $ 4,580
Income tax expense (benefit)                 (1,267)   1,800    1,541
                                            -------- -------  -------
Income from continuing
         operations before
         cumulative effect of
         change in accounting
         principle                           (3,604)   3,748    3,039
Discontinued operations                        -        -           3
Cumulative effect of change
    in accounting principle                    -         -       (264)
                                            -------- -------- --------
Net income (loss)                           $(3,604) $ 3,748  $ 2,778
                                            ======== =======  =======

The following discussion of results of operations refers to the above segment results on amounts before income taxes.

Effective July 31, 1992, the Company completed the sale of its banking subsidiary, State Bank & Trust Company of New Ulm ("State Bank"). As such, the results of operations of State Bank have been presented as discontinued operations. (See Note C to the consolidated financial statements in Item 8 hereof.)

ANNUITIES AND LIFE INSURANCE SEGMENT:

In November 1994, A.M. Best informed SBM Life that its rating was being reduced from A- (excellent) to B+ (very good). A.M. Best indicated that the reasons for the rating change were SBM Life's concentration in CMOs even after the disposition of $186 million of CMOs (discussed in the Bond Portfolio section below) and its desire that SBM Life increase its capital level. Also, during the third quarter of 1994, several adverse newspaper articles were written concerning SBM Life's investment portfolio and the unrealized depreciation associated with it. The combination of these announcements and the reduction by A.M. Best of SBM Life's rating has and will continue to negatively impact new sales, especially in the Tax Sheltered Annuity ("TSA") marketplace. Policy withdrawals and surrenders have also increased as a result of the above. These factors should be considered in the review of the following discussion.

The main emphasis of SBM Life's business is the sale of deferred annuities. Annuity premium for the years ended December 31, 1994, 1993, and 1992 was $71 million, $98 million, and $98 million, respectively. The decrease has mainly been in both single premium deferred annuities and first year premium on sales of 403(b) tax sheltered flexible premium deferred annuities. SBM Life believes this is a result of competition from competitive products such as variable annuities, changes to SBM Life's TSA product line which have not been fully accepted by some agents, the goal of SBM Life to increase its investment spread on annuity products, consumer concern about the soundness of the insurance industry and the lowering by A.M. Best of its rating of SBM Life in the spring of 1992 from A to A- (Excellent) and the further reduction of the rating in November 1994 from A- to B+ (Very Good), along with the adverse newspaper articles noted above.

During 1993 SBM Life discontinued several annuity products in its TSA product line and replaced them with several new products. These products were not fully accepted by some agents as commission levels were decreased and certain policy liquidity features were reduced in the new products. In the third quarter of 1994, SBM Life restructured the commissions on these products which was favorably received by the agents. However, the A.M. Best rating reduction and newspaper articles noted above have significantly reduced SBM Life's sales in the TSA marketplace. The TSA marketplace is very sensitive to claims paying ratings and, with SBM Life's rating reduction, all of its major competitors have higher ratings. As such, until SBM Life is able to improve its rating, new annuity sales in the TSA marketplace will be significantly reduced from prior periods. With the reduced rating, SBM Life will continue to market its products in the non-qualified and the qualified non-TSA marketplaces which are not as rating sensitive. However, annuity sales will also decrease in these areas.

Direct life insurance sales continue to decline. SBM Life is currently placing substantially all of its emphasis on the annuity marketplace and direct life insurance sales will continue to decline.

Return on invested assets excluding realized gains and losses and loan and real estate losses for the years ended December 31, 1994, 1993, and 1992, were 7.59%, 7.86%, and 8.62%, respectively. The average rate of interest credited on annuities was 5.48%, 6.18%, and 6.79% for the years ended December 31, 1994, 1993, and 1992, respectively. The interest rate spread increase in 1994 was mainly the result of management reducing credited rates on January 1, 1994 for older blocks of annuities. In 1993 the spread was 15 basis points lower than that in 1992 as a result of significant prepayments in SBM Life's mortgage-backed security portfolio being reinvested at lower rates as interest rates declined in 1993. See below for a discussion of SBM Life's investment portfolio repositioning program and its effect on future spread.

Bond Portfolio of SBM Life:

Over the past several years, SBM Life has invested mainly in U.S. Government Agency/Instrumentality CMOs. The CMO marketplace was very actively traded during this period and CMOs were considered a favorable investment for life insurance companies. These securities have the highest credit rating and no default risk, though the securities do involve interest rate and extension risk. SBM Life was able to achieve higher yields with these securities compared to other securities with comparable default risk.

Beginning toward the end of the first quarter of 1994, the CMO marketplace became very depressed. This was the result of two main factors. First, interest rates increased dramatically in the first six months of 1994 and continued to rise throughout 1994. As such, the economic value of any fixed income security declined significantly. In this declining bond market, CMOs were dramatically affected. As interest rates rose, prepayments on mortgages underlying the CMOs decreased, resulting in reduced principal cash flows and extensions of the average maturities of these bonds. Such factors had a very negative effect on the market value of CMOs. Second, combined with the rise in interest rates, the CMO marketplace was negatively impacted due to the technical/emotional change in the marketplace as a result of several well-publicized problems in several broker/dealers, mutual funds and other companies. The effect of these factors has been a significant decrease in price of CMOs which has resulted in significant unrealized losses in SBM Life's CMO portfolio.

Toward the end of the second quarter of 1994, SBM Life determined it should reduce the level of CMOs in its investment portfolio. This was based on its analysis of the portfolio and discussions with regulators and the A.M. Best rating service. As such, SBM Life developed an investment portfolio repositioning program in which, in the third and fourth quarters of 1994, it would sell a significant level of CMOs from all of the various types of CMOs it held with emphasis on the more volatile CMOs including accrual bond, TTIB, and inverse floater tranches.

Through this program, SBM Life sold CMOs with an amortized cost of approximately $186 million realizing $9.4 million in pre-tax losses. CMOs in the following tranches were sold: PACs - $91 million; Accrual Bonds - $45 million; TTIBs - $28 million; Sequentials - $15 million; Inverse Floaters - $5 million; Other - $2 million. This reduced the level of CMOs in SBM Life's investment portfolio, based on amortized cost, from 77% at December 31, 1993 to 54% at December 31, 1994.

As a result of this investment portfolio repositioning program, effective June 30, 1994 SBM Life transferred approximately $234 million of securities classified as held-to-maturity to the available-for-sale category with an unrealized loss of $15.9 million. For a discussion of SBM Life's adoption of SFAS 115 and its investment portfolio see "Capital Resources and Liquidity", Notes A and D of the consolidated financial statements in Item 8 and pages 7 to 11 hereof.

The following table summarizes the distributions of CMOs held by SBM Life, at carrying value, as of December 31 of each year:

         Type of CMO                              1994                                    1993
         -----------                      --------------------                   --------------------
                                          (Dollars in Millions)                 (Dollars in Millions)
Planned amortization class (PAC)            $257.2             72%              $361.4            61%
Accrual Bonds                                 29.5              8%                82.5            14%
Two tiered index bonds (TTIB)                 27.0              8%                69.2            12%
Sequential pay                                 4.3              1%                24.6             4%
Inverse floater                               11.9              3%                16.7             3%
Targeted amortization class                   14.0              4%                16.9             3%
Other                                         15.1              4%                19.8             3%
                                             ------            ----             ------            ----
                                             $359.0            100%             $591.1            100%

At this time SBM Life is not purchasing new CMOs. Proceeds from the sale of CMOs described above and current cash flows are being invested in commercial paper, U.S. Government or Agency securities and investment grade debt securities. The repositioning program initially has reduced the overall yield on SBM Life's investment portfolio by approximately 25 to 35 basis points which will reduce future profitability. SBM Life has no investments in interest only or principal only CMOs. Additionally, SBM Life does not utilize speculative derivative products, such as swaps, futures or options.

Realized investment gains were a significant source of income to SBM Life in 1993 and 1992 of $3,845,000, and $4,400,000, respectively. Realized investment gains resulted primarily from the sale of GNMA and FNMA mortgage-backed securities. SBM Life's investment policy was to hold investments to maturity. However, market conditions and other factors sometimes dictated changes in investment portfolios which resulted in realized gains or losses. Effective January 1, 1994, SBM Life adopted a new accounting standard which established new criteria for classifying SBM Life's investment portfolio.
See "Capital Resources".

Mortgage and Real Estate Portfolio:

Loss provisions of $320,000, $663,908, and $2,124,952 were recognized for the years ended December 31, 1994, 1993, 1992, respectively. As a result of the gradually improving economy and active management of the loan portfolio, management has been able to reduce non-performing loans and the 1994 and 1993 loss provisions. Management believes the loss reserves provided at this time are adequate. However, a future downward trend in the real estate market could have an additional adverse impact on SBM Life's mortgage loan and real estate owned portfolios. SBM Life's strategy with respect to owned real estate is to lease the properties to enhance marketability and then sell them in an orderly fashion. This may require SBM Life to hold the properties for extended periods of time.

Guaranty Fund Assessments:

SBM Life has been adversely impacted as a result of guaranty fund assessments. For the years ended December 31, 1994, 1993, and 1992, SBM Life has recognized a charge to operations of $1,791,617, $1,463,411, and $1,296,293, respectively, for these assessments. The assessments were made by state guaranty associations to obtain funds to pay off policy holders of insolvent insurance companies. The assessments are based on the proportion of SBM Life's premiums in a particular state to total premiums for all companies in that state. Assessments received by SBM Life in 1993 and 1992 were mainly for the insolvencies of Executive Life Insurance Company and Midwest Life Insurance Company and in 1994 for Executive Life and Investors Equity Life Insurance Company of Hawaii. SBM Life has no control over these assessments and additional assessments in future years are probable, but indeterminable in amount, at this time.

FACE AMOUNT CERTIFICATE SEGMENT:

The Company's face amount certificate subsidiary, SBMCC, currently offers one type of face amount certificate, the Series 503 Certificate.

The following table summarizes face amount certificate activity for the three years ended December 31, 1994:

                                                                                REDEMPTIONS               Certificate
                                            CERTIFICATES                                 Prior to          Reserves
                                       Sold           Renewed           At Anniversary   Anniversary   (at End of Period)
                                       ----           -------           --------------   -----------    -----------------
Year Ended December 31,
1994 . . . . . . . . .              $5,332,840       $16,849,478       $ 8,321,218      $ 7,294,768       $60,355,015
Year Ended December 31,
1993 . . . . . . . . .               5,984,921         7,431,998         3,391,651        6,204,653        67,028,639
Year Ended December 31,
1992 . . . . . . . . .               9,771,496        19,437,653        10,484,137        4,428,308        66,550,117


Face amount certificate sales decreased by $.7 million in 1994 compared to 1993 and decreased by $3.8 million in 1993 compared to 1992. As interest rates in general decrease, sales of certificates tend to decrease as investors look for other investments that have a higher yield. The sale of certificates is very sensitive to interest rates offered on competitive products, mainly bank certificates of deposit. SBMCC reviews its certificate interest rate structure to ensure it is competitive in the marketplace while still being profitable. The changes in sales between years reflects SBMCC's monitoring of competitive rates and adjusting its rates accordingly.

The increase in renewed certificates in 1994 compared to 1993 was a result of increased scheduled maturities in 1994. The decrease in renewed certificates in 1993 compared to 1992 is due to there being significantly less certificates with anniversary dates in 1993 compared to 1992. Overall, the renewal rate has held fairly steady at an average of 65% to 70%. Scheduled maturities of certificates in 1995, 1996, and 1997 are approximately $25.7 million, $10.1 million, and $19.4 million, respectively. In order to maintain SBMCC's historical certificate renewal rate, it will be necessary for SBMCC to remain competitive in the marketplace with bank certificates of deposit. If this is not done, both new sales and renewal rates will decrease.

SBMCC believes that the increase in redemptions prior to anniversary in 1994 and 1993 is due to investors using the certificates for investing cash for short term periods while they consider alternative investment vehicles. Investors receive a reduced rate of interest when they redeem their certificates prior to the anniversary date, but the rate received still tends to be equal to or higher than typical bank savings rates.

Sales of new certificates for the first two months of 1995 are approximately one-half the level of sales for the comparable period in 1994. In addition, during the first two months of 1995, certificate renewal rates have decreased by approximately 10% from historical renewal levels. SBMCC believes these decreases are mainly the result of the certificate of deposit marketplace currently being very competitive as many financial institutions are offering special high rates to induce customers to open new accounts. SBMCC has increased its rates to remain as competitive as possible in order to attempt to maintain its historical certificate renewal rates and generate new certificate sales while still maintaining adequate operating spreads.

During 1993 and 1994, SBMCC was able to improve its investment spreads by lowering interest rates in 1993 offered on new and renewed Series 503 Certificates and enhancing its investment yield by adding U. S. Government Agency CMOs to its investment portfolio. For 1992, operating losses were incurred due to insufficient spreads between income earned on investment assets and rates paid on certificate liabilities. This was due primarily to investment rates decreasing and not maintaining a sufficient spread over rates paid on certificates. For the years ended December 31, 1994, 1993, and 1992, the average gross yield on SBMCC's investment portfolio was 7.89%, 7.69%, and 8.16%, respectively. The average yield paid to certificate holders for the years ended December 31, 1994, 1993, and 1992 was 5.69%, 6.28%, and 7.05%, respectively. As can be seen from the above, over the last three years there has been an increasing spread which resulted in positive investment income in 1993 and 1994.

To improve its investment spreads and as a result of the decreasing interest rate environment, SBMCC had lowered the interest rates offered on new Series 503 Certificates several times during 1992 and 1993. In 1994, interest rates offered on new Series 503 Certificates were increased several times to be competitive with other investment products and the increasing interest rate environment. SBMCC is closely monitoring these new rates against competitive products, mainly bank certificates of deposit. Further interest rate adjustments on new certificates will be made as deemed necessary.

In order to enhance investment yields during 1993 and early 1994, SBMCC added U.
S. Government Agency CMOs to its investment portfolio. SBMCC has been able to achieve higher yields with these securities without taking on additional credit risk. However, these securities do have additional interest rate risk in that volatility in the interest rate market will cause the fair value of these securities to fluctuate significantly. In addition, the average lives of these investments can significantly extend. See "Liquidity".

SBMCC believes that, given current market conditions, and assuming relatively level rates of interest, the net interest margin should decline slightly as outstanding certificates paying interest at lower rates mature and are renewed at the slightly higher rates of interest, and as new certificates are sold at lower rates of interest. In addition, if interest rates continue to rise, it may be difficult for SBMCC to maintain its current level of interest rate spread. SBMCC continues to review its asset/liability management strategies to maximize the spread between investment income and interest expense.

In addition to the spread between investment income and interest expense which contributed to the operating results discussed above, operating results have been impacted by provisions for losses on SBMCC's loan and real estate assets. During the years ended December 31, 1993 and 1992 SBMCC provided a loan loss provision of $55,000 and $60,000 respectively. No additional provision was required in 1994.

During 1994, 1993, and 1992 SBMCC realized net investment gain (losses) before income tax of $29,783, ($3,173), and ($33,397) respectively. This includes realized net security gains of $3,768, $201,359, and $141,603 in 1994, 1993, and 1992, respectively. SBMCC's investment policy is to hold investments until maturity. However, market conditions and other factors sometimes will dictate changes in investment portfolios which may result in realized gains or losses. During 1993 and 1992, it was SBMCC's decision to liquidate specific mortgage-backed security pools which were experiencing accelerated principal paydowns. Also, during 1993 and 1992, SBMCC recognized losses of $175,000 in each year on its investment in a real estate limited partnership. In 1994, SBMCC recognized a gain of $26,015 compared to a loss of $29,532 in 1993 on certain properties held for investment.

MUTUAL FUND INVESTMENT ADVISORY SEGMENT:

Mutual fund assets under management have seen minimal change over the last three years and were $203 million, $209 million, and $200 million at December 31, 1994, 1993, and 1992, respectively. Advisory and other fees collected from the funds have remained relatively stable each year as the funds have fluctuated in size, with total fees being $1,399,000, $1,401,000 and $1,316,000 in 1994, 1993 and 1992, respectively. However, the Company has incurred increased operating expenses. As such, the Company has shown a decrease in operating income in this segment in each of the three years ended December 31, 1994. Mutual fund sales (excluding the State Bond Cash Management Fund) have been $17 million, $19 million and $25 million, for the years ended December 31, 1994, 1993 and 1992, respectively. Mutual fund sales have slowed during 1994 and 1993 as the Company's limited distribution system has been unable to maintain and grow mutual fund sales in today's competitive mutual fund marketplace. Mutual fund redemptions in 1994, 1993 and 1992 were $19 million, $20 million and $12 million, respectively. The increase in redemptions in 1994 and 1993 over 1992 is the result of the competitive marketplace described above and the funds aging shareholder base.

CORPORATE SEGMENT:

The increase in the corporate pretax loss in 1994 relates to a $490,000 loss on the sale of the Company's aircraft. The decrease in corporate pretax loss in 1993 compared to 1992 was due primarily to a decrease in unrecovered costs from subsidiaries.

OPERATING EXPENSES:

Operating expenses continue to increase in 1994. The increases in 1993 and 1992 primarily relate to the growth in SBM Life. In 1994, expense increases mainly relate to consulting, actuarial and other professional fees analyzing various strategies regarding the capital of the Company including recapitalization, issuance of shares, tender offer and sale of the Company.

INCOME TAXES:

The effective tax rate for continuing operations for the Company was (26.0%), 32.4% and 33.7% for the years ended December 31, 1994, 1993 and 1992, respectively. The rate differs from the Federal rate of 35% in 1994 and 1993 and 34% in 1992, mainly due to tax exempt interest in the face amount certificate segment in 1994 and 1993, the benefit of graduated income tax rates, and in 1994 the change in estimate of the income tax valuation allowance.

Effective January 1, 1992, the Company adopted FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The statement changed the practice of recognition and measurement of deferred tax assets and liabilities. The Company has recorded a decrease in net income of $264,000 as a cumulative effect of change in accounting principle in 1992. In addition, the Company began recording the unrealized depreciation on marketable equity securities net of income tax benefit.

The Internal Revenue Service (the "IRS") has conducted examinations of the Company's income tax returns for the years 1986 through 1990 and has proposed several adjustments to increase taxable income relating to the timing of certain deductions. Based on these adjustments, additional tax due would be approximately $1.3 million plus interest. However, additional taxes currently payable would be principally offset by deductions to taxable income in future periods. The Company has filed a protest with the Appellate Division of the IRS and is vigorously contesting all of the proposed adjustments. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

CAPITAL RESOURCES

Except for the mutual fund adviser operations, each of the Company's business segments is capital intensive and requires certain levels of capital based on requirements of regulators or rating agencies.

SFAS 115:

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The primary impact of SFAS 115 is to require the Company to classify its debt securities into categories based upon the Company's intent relative to the eventual disposition of the securities. SFAS 115 establishes three categories of securities: (1) Held-to-maturity securities are comprised of securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. SFAS 115 prevents the Company from classifying a security as held-to-maturity if the security might be sold for liquidity needs or based on changes in interest rates. (2) Available-for-sale securities may be sold to address liquidity and other needs of the Company. These securities are held at "fair value" on the balance sheet with an increase or decrease to stockholders' equity for unrealized gains or losses after the recording of deferred income taxes. (3) Trading securities would be securities acquired for the purpose of selling them in the near term. The Company does not intend to classify any of its securities as trading securities.

Upon adoption of SFAS 115, the Company analyzed its debt securities and determined that to maintain flexibility in its investment portfolio it would classify a significant portion of its investment portfolio as available-for-sale even though management did not have the intention of selling these securities. As such, as of January 1, 1994, approximately $505.6 million of its debt securities were classified as available-for-sale with approximately $254.2 million classified as held-to-maturity. The market value of the available-for-sale securities created a net unrealized after tax gain of $3.8 million, after adjustment for deferred acquisition costs, at January 1, 1994. Due to an investment portfolio repositioning program, (see "Results of Operations - Bond Portfolio"), in mid-1994, SBM Life transferred approximately $234 million of securities classified as held-to-maturity to the available-for-sale category with an unrealized loss of $15.9 million. With the significant increase in interest rates in 1994, the market value of the available-for-sale securities at December 31, 1994 resulted in a net pre-tax unrealized loss of $79.1 million and a deferred tax benefit of approximately $6.5 million. A tax valuation allowance of approximately $20.3 million has been established for the additional tax benefit that cannot be recognized at this time. In addition, deferred policy acquisition costs have been increased by $12.8 million, net of a deferred tax liability of $6.5 million, in conjunction with SFAS 115. As a result of the implementation of SFAS 115, the Company's stockholders' equity as of December 31, 1994 was a deficit of $(32) million due to the reporting of the unrealized losses, net of income tax benefit and deferred acquisition cost adjustment, on debt securities classified as available-for-sale of $(59.7) million. During 1994, changes in market interest rates have caused fluctuations in the value of securities classified as available-for-sale which has created volatility in the Company's stockholders' equity (deficit). At February 28, 1995, the unrealized pre-tax loss had decreased from December 31, 1994 by approximately $26 million.

Capital Issues:

During the period 1992 through 1993, SBM Life has had significant growth and to support this growth the Company has made capital infusions in SBM Life of $7,880,000 in 1993 and $8,950,000 in 1992 from the sources described below. However, in 1994, as a result of the adoption of SFAS 115 and its impact on stockholders' equity as a result of rising interest rates and the resulting unrealized losses in the Company's investment portfolios, regulatory concerns regarding capital, and the reduction in SBM Life's A. M. Best rating, the Company has had to look to outside sources of capital and as a result has entered into the pending sale of the Company. (See "Sale and Liquidation of the Company").

During the past years the Company has recognized its need to raise capital to support growth. During 1992 the Company retained an investment banker and in December 1992 the Company entered into a Preferred Stock and Note Purchase Agreement to raise $19,000,000 of capital. This transaction was completed in September of 1993. The investors are a group composed of SBM Partners L. P. (of which Head Insurance Investors L.P. and Jupiter Industries, Inc. are the general partners), and Georgia International Life Insurance Company. For an additional description of this transaction and the Series A Preferred Stock, see Items 5 and 11 hereof and Note M to the consolidated financial statements.

The proceeds from the sale of the Series A Preferred Stock were used as follows:
$11,250,000, as a capital infusion into SBM Life, $1,450,000 for Series A Preferred Stock issuance costs, $3,000,000 to repay the Company's outstanding line of credit, $1,500,000 for common stock repurchase as described below, and $1,800,000 for general corporate purposes.

In December of 1993, the Company commenced a tender offer for up to 98,296 shares of its outstanding common stock. The tender offer was completed in January of 1994. The Company received tenders of approximately 530,000 shares and, in accordance with the terms of its offer, re-acquired 98,296 shares, or approximately 18.6% of the total tendered shares, at a price of $15.26 per share. The re-acquired stock represented 4.3% of the Company's total outstanding common stock and 2.8% of the Company's total outstanding voting stock.

Effective December 31, 1993 the Company transferred the stock of its wholly-owned subsidiary, SBMCC, to SBM Life as a capital contribution. As such, SBMCC is an indirect subsidiary of the Company. The initial effect of the capital contribution was to increase the capital of SBM Life by $3,880,000.

The Company completed the sale of State Bank in August of 1992. The proceeds from the sale were used to repay the Company's secured loan ($5 million) and for additional capital infusions of $1,700,000 and $750,000 to SBM Life and SBMCC, respectively.

To improve its capital position in previous years, SBM Life entered into an annuity coinsurance agreement. The total account value ceded in annuity coinsurance as of December 31, 1994 and 1993 was approximately $105 million and $117 million, respectively.

Dividends and Regulatory Matters:

The ability of the Company to pay cash dividends to shareholders may be dependent upon the amount of dividends received from subsidiaries as well as regulatory and rating agency requirements. See Items 3 and 5 hereof and Note M of the consolidated financial statements in Item 8 hereof for a summary of dividend restrictions and capital requirements for each subsidiary.

For regulatory purposes, SBM Life must maintain its financial statements in accordance with statutory accounting principals. The Company's life insurance subsidiary has strengthened its reserves on five policy forms in accordance with Proposed Actuarial Guideline GGG. The Minnesota Department of Commerce and the California Insurance Department, the Company's domiciliary and commercially domiciliary states, respectively, have approved the reserve strengthening over a three-year period beginning in 1994. The strengthening totals $12.3 million and according to the three year phase-in provision, one-third of this total, or $4.1 million, is included in reserves in the 1994 statutory basis financial statements of the subsidiary with the remaining two-thirds to be reflected equally in 1995 and 1996. The NAIC also enacted certain changes to these principles for 1992, which include the establishment of an Asset Valuation Reserve ("AVR") and the Interest Maintenance Reserve ("IMR") to replace the Mandatory Securities Valuation Reserve. The combination of the reserve change, AVR and IMR will reduce statutory capital and surplus over time, and may reduce the dividend-paying ability of SBM Life.

The NAIC has developed minimum risk-based capital requirements for life insurance companies. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. As of December 31, 1994, SBM Life has sufficient capital under these risk-based capital requirements.

For regulatory matters SEE Regulation under Item 1 hereof and Note M of the consolidated financial statements in Item 8 hereof.

NEW ACCOUNTING PRONOUNCEMENTS:

In May of 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). The standard is effective for fiscal years beginning after December 15, 1994. The primary effects of SFAS 114 for the Company will be related to the accounting for impaired commercial loans. The fundamental issue addressed is the utilization of discounted cash flows in establishing allowances for impaired loans. Adoption of this standard will result in higher losses in the period the impairment is recognized with correspondingly higher income in future periods. Although the Company has not fully evaluated SFAS 114's potential impact, it is not expected to have a material impact on the Company.

At December 31, 1994, the Company had no material commitments for capital expenditures or loan commitments.

LIQUIDITY

Liquidity for the Company is measured by the ability of each subsidiary or other business segment (as described above) to provide adequate cash flows to meet the needs of the financial instruments it has issued and its operating expenses. Each of the Company's subsidiaries maintains liquidity based on past history and expected future cash flow needs.

ANNUITY AND LIFE INSURANCE SEGMENT:

The liquidity requirements of SBM Life are based upon its required ability to pay scheduled and unscheduled benefit payments (mainly on annuities) and operating expenses. SBM Life has performed cash flow testing which did not reveal any significant liquidity inadequacies which could not be handled in the normal course of business. Sources of liquidity include interest payments on investments, scheduled and unscheduled principal payments on investments, premium payments and deposits, and the sale of investments. The changes in the CMO marketplace (See "Results of Operations - Bond Portfolio" and "Business - Changes in Interest Rates in 1994"), have extended the lives of SBM Life's CMO portfolio and have significantly reduced the amount of principal received by SBM Life from its CMO investments. In addition, the A.M. Best rating reduction and the adverse newspaper articles (see "Results of Operations - SBM Life"), have increased surrender and withdrawal requests. All of these items have indicated the need for additional liquidity for SBM Life. As such, SBM Life has increased its short term investments including short-term corporate bonds to $57 million as of December 31, 1994, and as of mid-March 1995 has increased its short term investments, including short-term corporate bonds, by an additional $22 million. SBM Life believes this provides it with ample liquidity for payment of surrenders and withdrawals. However, if liquidity needs exceeded current cash flow and short term investments, SBM Life's investment portfolio, which includes corporate bonds, U.S. Government and Agency notes, GNMA and FNMA Certificates and CMOs, is readily marketable and securities could be sold as necessary. If SBM Life was required to sell some of the above debt securities, depending on the interest rate environment at the time of sale, losses may be realized which would reduce its capital level.

Annuity surrenders and withdrawals for SBM Life for 1994, 1993 and 1992 were $84 million, $64 million and $40 million, respectively. During the past seven years SBM Life has had significant growth with its annuity reserves increasing from $143 million at December 31, 1987 to $787 million (net of ceded reserves) at December 31, 1994. With this increasing level of reserves, a corresponding increase in surrenders and withdrawals is expected. Many of the annuities sold by SBM Life allow the annuitant a 10% per year free withdrawal privilege. As the number of outstanding policies increases, a certain percentage of annuities will elect to use this feature. Also, each year a larger number of policies have the surrender charge period expire, which allows annuitants to surrender their policies without any penalty. On one particular product a significant number of policies are reaching this point and surrenders on this product have increased. In addition, the higher interest rates during 1994 have caused some increase in withdrawals as annuity holders look for other investments which have higher rates of return. As mentioned previously, the change in SBM Life's A.M. Best rating and the adverse newspaper articles also caused an increase in withdrawals and will have a negative effect in 1995. In the fourth quarter of 1994, withdrawals and surrenders (exclusive of withdrawals and surrenders on ceded business) totaled approximately $22.9 million. This activity has continued into 1995, with withdrawals and surrenders through March 31, 1995 totaling approximately $44.2 million.

FACE AMOUNT CERTIFICATE SEGMENT:

The asset/liability strategy of SBMCC has been to use a combination of longer-term assets (mainly GNMA and FNMA securities, GNMA and U.S. Government Agency CMOs, and mortgages) and short-term commercial paper to match against its face amount certificate liabilities. While GNMA and FNMA securities have a stated maturity of 30 years, the typical average life of such securities is seven to twelve years due to prepayments. However, due to the increasing interest rate environment in 1994 the remaining average life of SBMCC's GNMA and FNMA Certificates currently is approximately nine to ten years.

During 1993 and early 1994 SBMCC increased the portion of the portfolio invested in U.S. Government Agency CMOs backed by U.S. Government Agency securities to approximately 43% at December 31, 1994. SBMCC purchased these CMOs with a weighted average life of 4.5 years and currently the CMO portfolio has a weighted average life of seven to eight years.

The average lives of the GNMAs, FNMAs, and CMOs have, in the past, provided a relatively good match with the certificates, which have an initial term of three years, but historically have had a high level of retention by certificate holders (approximately 65- 70% of all matured certificates have been renewed). As such, the certificate's average life (6-7 years based on the historical renewal rates above) is considerably longer than the initial stated term of three years, and approached the GNMA, FNMA and CMO average lives. In 1994, however, the interest rate environment extended the average lives of these securities, as noted above, beyond the average life of the certificates and principal prepayments on the securities slowed considerably. As a result, to assure adequate liquidity, in the first quarter of 1995, SBMCC sold $5.4 million of available-for-sale portfolio securities and recognized pre-tax losses on the sales of $314,000. SBMCC believes that it currently has sufficient resources to meet its liquidity needs. If prepayments on SBMCC's GNMAs, FNMAs, and CMOs decrease or if the renewal rate on the certificates decreases or there is an increase in certificate surrender rates, SBMCC could have additional liquidity needs. Management is monitoring this situation closely and will adjust its investment portfolio, if necessary.

The residential and commercial mortgages held by SBMCC, which, at December 31, 1994, made up approximately 6.7% of SBMCC's qualified investments, have an average weighted maturity of approximately six years.

The GNMA and FNMA certificates, CMOs, bonds, and other securities invested in by SBMCC are readily marketable, and in most instances provide monthly principal and interest payments as a source of liquidity. It should be noted, however, that in connection with certain types of investments in which SBMCC does or may invest, depending upon the terms of such amount of prepayments of principal may not begin until a certain date, or may be affected in timing and amount by prepayments of underlying obligations. In 1993, prepayments increased significantly as many higher interest rate mortgages were refinanced as a result of the low interest rate environment. However, in 1994 prepayments decreased due to generally increasing interest rates in 1994 which dramatically slowed down mortgage refinancing and the related prepayments on the CMOs and GNMA and FNMA certificates.

While there may currently be a mismatch in duration between the investments and the liabilities to face amount certificate holders, and a slowdown in prepayments, as discussed above, SBMCC believes it has adequate liquidity with which to meet payment needs on SBMCC's face amount certificate obligations with the use of funds from interest and principal payments, current levels of commercial paper and from the sale of available-for-sale debt securities, if necessary. However, if liquidity needs required SBMCC to sell debt securities, depending on the interest rate environment at time of sale, losses may be realized. Any losses incurred by SBMCC would reduce its capital level and future resources for making payments on certificates.

INFLATION:

The primary effect of inflation on the Company has been increases in operating expenses of which salaries are a significant portion. In addition, government economic policy results in changes in interest rates which affect the Company's sales of products, investment income, stockholders' equity and overall interest spread.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          SBM COMPANY AND SUBSIDIARIES



                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
SBM Company and Subsidiaries
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of SBM Company and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBM Company and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1992, and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994.

As discussed in Note B to the consolidated financial statements, the Company has agreed to sell substantially all of the business operations and assets of the Company, subject to a number of contingencies, including the obtaining of regulatory and shareholder approvals. As soon as practicable after the consummation of the sale, the Company intends to wind up and liquidate the Company. The accompanying financial statements have been prepared on a historical basis of accounting and do not include any purchase accounting, liquidation accounting or other adjustments which would result upon completion of the proposed sale and resulting liquidation.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 29, 1995


                                           SBM COMPANY AND SUBSIDIARIES


                                            CONSOLIDATED BALANCE SHEETS

                                                      Assets

                                                                                              December 31
                                                                                    -----------------------------
                                                                                        1994             1993
                                                                                    ------------       ----------
Investments:
  Debt securities available-for-sale at market - Note D..........................   $653,207,076    $           -
  Debt securities held-to-maturity at amortized cost - Note D....................     13,944,234      742,940,222
  Debt securities held for sale - Note D.........................................              -       16,674,496
  Marketable equity securities at market - Note D................................        683,089          962,268
  Mortgage loans - Note E........................................................     36,257,214       44,255,353
  Policy loans...................................................................     22,153,936       20,401,812
  Other invested assets..........................................................      1,694,506        2,188,327
  Short-term investments.........................................................     37,602,490        8,762,806
                                                                                     -----------      ------------
     Total investments...........................................................    765,542,545      836,185,284

Cash.............................................................................      3,565,693          898,726
Accrued investment income........................................................      8,470,103        5,705,199
Receivable from reinsurer - Notes A and J........................................    105,806,093      117,493,980
Deferred policy acquisition costs, less accumulated amortization - Note F........     76,950,470       56,720,069
Land, building and equipment, at cost less accumulated
  depreciation of $2,470,302 and $2,625,527, respectively - Note I...............      1,417,796        3,891,259
Deferred income taxes - Note K...................................................      3,091,000        2,305,000
Refundable income taxes..........................................................      3,003,386          354,818
Other assets.....................................................................      1,517,067        1,356,114
                                                                                   -------------   --------------
                                                                                   $ 969,364,153   $1,024,910,449
                                                                                   =============   ==============

                                  Liabilities and Stockholders' Equity (Deficit)

Future policy benefits...........................................................   $910,104,179   $  891,923,036
Face amount certificate reserves - Note H........................................     60,355,015       67,028,639
Accounts payable and other liabilities...........................................      9,252,047        8,352,811
Notes payable - Note I...........................................................              -        2,012,210
Deferred compensation and retirement benefits for officers - Note L..............      1,227,284        1,236,048
                                                                                   -------------   --------------
  Total liabilities..............................................................    980,938,525      970,552,744
                                                                                   --------------   --------------

Mandatory redeemable voting convertible preferred stock,
  par value $1,000 (1994 includes $760,000 dividends in arrears).  Authorized
  19,000 shares, issued 19,000 shares, liquidation value $19,000,000 plus
  dividends in arrears - Note M..................................................     18,485,868       17,589,680
Common stock held by employee benefit plans; 304,693 and
  305,693 shares, respectively - Note M..........................................      1,916,519        4,808,551

Commitments and contingencies - Notes J, L, M and N

Common stock, no par value.  Authorized 20,000,000 shares;
  issued and outstanding 2,179,714 and 2,279,755 shares, respectively,
  less 304,693 and 305,693 shares held by employee benefit plans, respectively...      2,945,606        3,101,197
Unrealized losses on marketable equity securities - Notes D and K................       (254,388)        (165,742)
Unrealized losses on debt securities - Notes A, D and K..........................    (59,691,765)               -
Retained earnings................................................................     25,023,788       29,024,019
                                                                                      ----------       ----------
     Total stockholders' equity (deficit) - Note M...............................    (31,976,759)      31,959,474
                                                                                     -----------       ----------
                                                                                    $969,364,153   $1,024,910,449
                                                                                   =============   ==============
See notes to consolidated financial statements.

                                           SBM COMPANY AND SUBSIDIARIES


                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                Year ended December 31
                                                                      -------------------------------------------
                                                                         1994             1993           1992
                                                                      -----------     -----------    ------------
Revenues:
   Net investment income............................................  $62,887,722    $ 60,884,031    $ 58,090,436
   Underwriting, sales service and distribution fees................    3,124,299       3,618,848       3,124,309
   Life insurance premiums..........................................      392,801         415,141         441,921
   Advisory and other fees from affiliated mutual funds.............    1,481,074       1,486,052       1,391,679
   Realized investment (losses) gains, net..........................   (9,799,377)      3,828,598       4,366,646
   Other income.....................................................    1,845,231       1,814,676       1,612,317
                                                                       ----------     -----------      ----------
      Total revenues................................................   59,931,750      72,047,346      69,027,308
                                                                       ----------      -----------     ----------

Benefits and expenses:
   Provisions for benefits:
     Annuities and life insurance...................................   42,466,335      44,659,544      42,868,428
     Face amount certificate reserves (interest) - Note H...........    3,575,075       4,089,905       4,531,992
   Loan and real estate losses - Notes D and E......................      320,000         718,908       2,184,952
   Death and other benefits.........................................      471,419         489,768         533,766
   Commissions, wages and benefits..................................    7,148,918       6,795,909       6,320,839
   Interest expense.................................................      124,363         598,450         540,982
   Amortization of deferred policy acquisition costs - Note F.......    4,275,361       4,076,736       2,934,718
   Occupancy and equipment..........................................    1,370,685       1,433,732       1,426,801
   State guaranty association assessments...........................    1,791,617       1,463,441       1,296,293
   Other expenses...................................................    3,259,408       2,173,256       1,808,463
                                                                       ----------      ----------       ---------
      Total benefits and expenses...................................   64,803,181      66,499,649      64,447,234
                                                                       ----------      ----------      ----------
     Income (loss) from continuing operations before income taxes...   (4,871,431)      5,547,697       4,580,074
   Income taxes (benefit) - Note K..................................   (1,267,000)      1,800,000       1,541,000
                                                                       ----------       ---------       ---------
   Income (loss) from continuing operations.........................   (3,604,431)      3,747,697       3,039,074
   Income from discontinued operations, less income taxes of
     $45,409 in 1992 - Note C.......................................            -               -         183,295
   Loss on disposal of discontinued operations, including income taxes (benefit)
     of ($65,000) in 1992 - Note C..................................            -               -        (180,000)
                                                                       ----------       ---------        --------
   Income (loss) before cumulative effect of change in accounting      (3,604,431)      3,747,697       3,042,369
     principle
   Cumulative effect of change in accounting principle - Note A.....            -               -        (264,000)
                                                                       ----------      ----------        --------
      Net income (loss).............................................  $(3,604,431)   $  3,747,697    $  2,778,369
                                                                      ============   ============    ============

   Discount accretion on preferred stock............................  $   136,188    $          -    $          -
   Mandatory redeemable voting convertible preferred stock dividends   $1,520,000    $    657,802    $          -
                                                                      ===========    ============    ============
   Net income (loss) applicable to common stock.....................  $(5,260,619)   $  3,089,895    $  2,778,369
                                                                      ============   ============    ============

   Earnings per common share:
   Primary:
     Income (loss) from continuing operations.......................  $     (2.40)   $       1.35    $       1.32
     Cumulative effect of change in accounting principle............            -               -            (.11)
                                                                      ------------   ------------    -------------
      Net income (loss).............................................  $     (2.40)   $       1.35    $       1.21
                                                                      ============   ============    =============
   Fully diluted:
     Income (loss) from continuing operations.......................  $     (2.40)   $       1.32    $       1.32
     Cumulative effect of change in accounting principle............            -               -            (.11)
                                                                      ------------   ------------    -------------
      Net income (loss).............................................  $     (2.40)   $       1.32    $       1.21
                                                                      ============   ============    =============

   Weighted average common shares outstanding (primary).............    2,187,481       2,281,673       2,295,932
   Weighted average common shares outstanding (fully diluted).......    2,187,481       2,971,923       2,295,932

   See notes to consolidated financial statements.


                          SBM COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                           Unrealized
                                                                             losses
                                                                         on marketable  Unrealized                     Total
                                                              Common        equity      losses on debt  Retained    stockholders'
                                                               stock      securities     securities     earnings    equity (deficit)
                                                             ----------   -----------   -----------    -----------   ---------------
Balances at December 31, 1991..............................  $3,210,461   $ (342,021)  $          -    $24,836,590   $27,705,030

     Net income............................................           -            -              -      2,778,369     2,778,369
     Common stock dividends declared, $.10 per share.......           -            -              -       (229,226)     (229,226)
     Allocation of net income in excess of dividends to
         common stock held by employee benefit plans.......           -            -              -       (354,515)     (354,515)
     Income tax effect relating to marketable equity
         securities for adoption of SFAS No. 109 - Note A..           -      116,000              -              -       116,000
     Decrease in unrealized loss on marketable
         equity securities, net of income tax benefit......           -       12,997              -              -        12,997
     Purchase of 7,700 shares..............................    (109,264)           -              -              -      (109,264)
                                                              ---------     ---------      --------     ----------    ----------
Balances at December 31, 1992..............................   3,101,197     (213,024)             -     27,031,218    29,919,391

     Net income............................................           -            -              -      3,747,697     3,747,697
     Dividends declared:
         Common stock, $.40 per share......................           -            -              -       (911,925)     (911,925)
         Mandatory redeemable voting convertible preferred ..         -            -              -       (657,802)     (657,802)
         stock, 8%
     Decrease in unrealized loss on marketable
         equity securities, net of income tax benefit......           -       47,282              -              -        47,282
     Accretion of discount on mandatory redeemable
         voting convertible preferred stock................           -            -              -        (38,994)      (38,994)
     Allocation of net income in excess of dividends to
         common stock held by employee benefit plans.......           -            -              -       (146,175)     (146,175)
                                                              ---------     ---------      --------     ----------    -----------
Balances at December 31, 1993..............................   3,101,197     (165,742)             -     29,024,019    31,959,474

     Net loss..............................................           -            -              -     (3,604,431)   (3,604,431)
     Dividends declared:
         Common stock, $.10 per share......................           -            -              -       (217,971)     (217,971)
         Mandatory redeemable voting convertible preferred ..         -            -              -       (760,000)     (760,000)
         stock, 8%
     Dividends in arrears on mandatory redeemable
         voting convertible preferred stock, 8%............           -            -              -       (760,000)     (760,000)
     Adoption of SFAS No. 115 - Note A.....................           -            -      3,800,000              -     3,800,000
     Increase in unrealized loss on marketable
         equity securities, net of income tax benefit......           -      (88,646)             -              -       (88,646)
     Accretion of discount on mandatory redeemable
         voting convertible preferred stock................           -            -              -       (136,188)     (136,188)
     Allocation of net loss, dividends and carrying value to
         common stock held by employee benefit plans.......           -            -              -      2,876,307     2,876,307
     Increase in unrealized loss on debt securities........           -            -    (63,491,765)             -   (63,491,765)
     Purchase of 100,041 shares including acquisition costs
         of $42,193........................................    (155,591)           -              -     (1,397,948)   (1,553,539)
                                                             -----------  ----------   ------------    -----------   -----------
Balances at December 31, 1994..............................  $2,945,606   $ (254,388)  $(59,691,765)   $25,023,788  $(31,976,759)
                                                             ==========   ==========   ============    ===========  =============


See notes to consolidated financial statements.

                                           SBM COMPANY AND SUBSIDIARIES


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year  ended  December 31
                                                                      -------------------------------------------
                                                                         1994             1993           1992
                                                                      ------------   ------------    ------------
Cash flows from operating activities:
   Net income (loss)................................................  $(3,604,431)   $  3,747,697    $  2,778,369
                                                                      ------------   ------------    ------------
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
      Provisions for losses and benefits:
        Annuities and life insurance................................   42,466,335      44,659,544      42,868,428
        Face amount certificate reserves (interest).................    3,575,075       4,089,905       4,531,992
        Loan and real estate losses.................................      320,000         718,908       2,184,952
      Depreciation..................................................      302,491         318,025         311,633
      Amortization of deferred policy acquisition costs.............    4,275,361       4,076,736       2,934,718
      Deferred income taxes.........................................     (786,000)       (252,000)       (180,850)
      Premium amortization, net.....................................   (4,537,537)     (4,396,269)     (5,117,106)
      Realized investment (gains) losses, net.......................    9,799,377      (3,828,598)     (4,366,646)
   Decrease (increase) in operating assets:
     Accrued investment income......................................   (2,764,904)       (120,792)       (434,472)
     Receivable from reinsurer......................................     (300,934)        363,943         115,346
     Deferred policy acquisition costs capitalized..................   (5,205,762)     (7,932,570)     (9,789,170)
     Refundable income taxes........................................   (2,648,568)        282,256        (637,074)
     Other assets...................................................     (160,953)        991,081         126,602
   Increase (decrease) in operating liabilities:
     Accounts payable and other liabilities.........................      899,236       1,388,655        (125,758)
     Deferred compensation and retirement benefits for officers.....       (8,764)        (68,268)         12,760
     Income taxes payable...........................................            -               -      (1,699,180)
                                                                      ------------    ------------     -----------
   Net cash provided by operating activities........................   41,620,022      44,038,253      33,514,544
                                                                      ------------    ------------     -----------

Cash flows from investing activities:
   Proceeds from maturities and repayments of debt securities:
      Available -for-sale...........................................   67,792,568
      Held-to-maturity..............................................   22,833,787     311,637,232     164,812,308
   Proceeds from other investments sold.............................      314,979               -
   Proceeds from sales of debt securities:
      Available-for-sale............................................  176,422,655               -               -
      Held-to-maturity..............................................       11,983     103,871,141     110,139,335
   Cost of debt securities acquired:
      Available-for-sale............................................ (242,280,515)              -               -
      Held-to-maturity..............................................  (16,678,534)   (513,801,212)   (414,625,769)
   Cost of other investments purchased..............................       (2,880)              -               -
   Sales (purchases) of short-term investments, net.................  (28,729,158)      6,710,632      34,583,053
   Loan principal repayments........................................   17,472,582      22,503,776      19,193,176
   Loans funded.....................................................  (11,142,529)    (10,654,812)    (11,957,427)
   Proceeds from (additions to) land, building and equipment, net...    2,170,973        (203,697)       (163,922)
   Proceeds from disposal of discontinued operations................            -               -       7,591,174
                                                                      -----------     -----------     ------------
      Net cash used in investing activities.........................  (11,814,089)    (79,936,940)    (90,428,072)
                                                                      -----------     -----------     ------------

Cash flows from financing activities:
   Payments to face amount certificate holders......................  (15,615,986)     (9,596,304)    (14,912,445)
   Reserve payments from face amount certificate holders............    5,332,840       5,984,921       9,771,496
   Deposits received from annuitants, net...........................   73,987,946      99,636,112      98,844,866
   Payments to annuitants...........................................  (86,284,317)    (65,545,851)    (41,417,119)
   Sale of preferred stock..........................................            -      11,000,000       4,000,000
   Expenses on issuance of preferred stock..........................            -      (1,299,314)       (150,000)
   Purchase of common stock.........................................   (1,569,268)       (193,375)       (153,835)
   Dividends on common stock........................................     (217,971)       (683,925)       (229,226)
   Dividends on preferred stock.....................................     (760,000)       (657,802)              -
   Principal payments on notes payable..............................   (2,012,210)     (3,175,575)     (6,533,976)
   Proceeds from notes payable......................................            -               -       6,222,853
   Sale of common stock.............................................            -               -          50,000
                                                                      ------------    -----------      ----------
      Net cash provided by financing activities.....................  (27,138,966)     35,468,887      55,492,614
                                                                      ------------    -----------      ----------

Net increase (decrease) in cash.....................................    2,666,967        (429,800)     (1,420,914)
Cash at beginning of year...........................................      898,726       1,328,526       2,749,440
                                                                      ------------    -----------      ----------
Cash at end of year.................................................  $ 3,565,693    $    898,726    $  1,328,526
                                                                      ===========    ============    ============

See notes to consolidated financial statements.

                          SBM COMPANY AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SBM Company (the "Company") and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

See Note B for reclassifications regarding discontinued operations. In addition, for comparability, certain prior year amounts have been reclassified to conform with the current year presentation.

INVESTMENTS

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The primary impact of SFAS 115 is to require the Company to classify its debt securities into categories based upon the Company's intent relative to the eventual disposition of the securities. SFAS 115 establishes three categories of securities: (1) Held-to-maturity securities are comprised of securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. SFAS 115 prevents the Company from classifying a security as held-to-maturity if the security might be sold for liquidity needs or based on changes in interest rates. (2) Available-for-sale securities may be sold to address liquidity and other needs of the Company. These securities are held at "fair value" on the balance sheet with an increase or decrease to stockholders' equity for unrealized gains or losses after the recording of deferred income taxes. (3) Trading securities would be securities acquired for the purpose of selling them in the near term. The Company does not intend to classify any of its securities as trading securities.

Upon adoption of SFAS 115, the Company analyzed its debt securities and determined that to maintain flexibility in its investment portfolio it would classify a significant portion of its investment portfolio as available-for-sale even though management did not have the intention of selling these securities. As such, as of January 1, 1994, approximately $505.6 million of its debt securities were classified as available-for-sale with approximately $254.2 million classified as held-to-maturity. The fair value of the available-for-sale securities created a net unrealized after tax gain of $3.8 million, after adjustment  for  deferred  acquisition  costs,  at January  1,  1994.  Due to an investment portfolio repositioning program in mid 1994, the Company's life insurance subsidiary transferred approximately $234 million of securities classified as held-to-maturity in to the available-for-sale category with an unrealized loss of $15.9 million. With the significant increase in interest rates in 1994, the market value of the available-for-sale securities at December 31, 1994 resulted in a net pretax unrealized loss of $79.1 million and a deferred tax benefit of approximately $6.6 million. A tax valuation allowance of approximately $20.3 million has been established for the additional tax benefit that cannot be recognized at this time. In addition, deferred policy acquisition costs have been increased by $12.8 million, net of a deferred tax liability of $6.5 million, in conjunction with SFAS 115. This amount is included in the stockholders' equity section for unrealized losses on debt securities available-for-sale. During 1994, changes in market interest rates and other factors have caused fluctuations in the value of securities classified as available-for-sale which has created volatility in the Company's stockholders' equity.

Marketable equity securities are carried at fair value, and any change in unrealized losses, net of deferred income taxes, is recorded directly against stockholders' equity (deficit).

The fair values for actively traded bonds, such as GNMA and FNMA Certificates, are based on quoted market prices. The fair values of collateralized mortgage obligations (CMOs) are based on quotes from independent brokers. Considerable judgment is required in interpreting market data to develop estimates of fair value for CMOs; accordingly, these quotes are not necessarily indicative of the amounts that could be realized or would be paid in a current sale of the security. The fair values of equity securities are based on closing market quotations or on estimates from independent broker-dealers and pricing services. When evidence indicates there is an other than temporary decline in the underlying value of individual investments, such investments are written down to reflect such impairment by a charge to realized gains (losses) in the consolidated statements of income. Realized gains or losses on the sale of investments are computed on the basis of specific identification of investment costs.

Mortgage loans on real estate are carried at amortized cost less an allowance for loan losses.

Real estate acquired in satisfaction of loans is stated at the lower of cost or fair value, less cost of disposition, at the date acquired. If there are subsequent declines in market value, the property is adjusted to fair value through current earnings. Foreclosed real estate is included as a component of other invested assets.

Securities  held-for-sale were carried at the lower of amortized cost or market.
As  of  December  31,  1993,  these  securities   consisted  of  FNMA  and  GNMA
certificates with a market value of $17,514,330.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses provides for potential losses when other than temporary declines have occurred in the value of the real estate and other assets securing the loans. The allowance is based upon management's evaluation of a number of factors, including loan loss experience, a continuing review of problem loans and current and anticipated economic conditions that may affect the borrower's ability to repay the loan. The allowance is increased by provisions charged to operating expense and reduced by net chargeoffs. Loans are placed on non-accrual status when management believes the collection of interest is uncertain, generally when payments are past due more than three months.

DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring and issuing new life insurance policies, annuity contracts and face amount certificates, principally commissions, expenses of issuance and underwriting and certain sales expenses have been deferred. Deferred policy acquisition costs applicable to annuity contracts are amortized over the lives of the policies in relation to the present value of estimated gross profits from investment and expense margins. The deferred policy acquisition costs applicable to traditional life insurance policies are amortized to income over the premium-paying periods of the related policies in proportion to the ratio of the expected annual premium revenues to total anticipated premium revenues from the life insurance policies. Expected premium revenue was estimated using the same actuarial assumptions as were used in calculating the liabilities for future policy benefits. Deferred acquisition costs applicable to face amount certificates are amortized on a straight-line basis over three years.

LAND, BUILDING AND EQUIPMENT

Depreciation is computed using the straight-line method over estimated useful lives of thirty-three years for the building and related improvements and from three to twenty years for equipment.

FUTURE POLICY BENEFITS

The liability for future policy benefits for traditional life insurance has been computed by a net level premium method based on assumptions as to investment yields, mortality, withdrawals and dividends. The assumptions are based on projections of past experience and include provisions for possible unfavorable deviation. These assumptions are made at the time the contract is issued.

The liability for future policy benefits for flexible premium and single premium deferred annuities represents accumulated account values with interest currently at 4.50% to 8.0%.

The Company records ceded reinsurance receivables, including amounts related to paid and unpaid benefits and amounts related to liabilities for future policy benefits, as assets and liabilities on the Company's consolidated balance sheet. As of December 31, 1994 and 1993, receivable from reinsurer and future policy benefits on the consolidated balance sheet include reinsurance receivables of $105,428,796 and $117,417,617, respectively.

FACE AMOUNT CERTIFICATE RESERVES

Face amount certificates issued by the Company's subsidiary entitle certificate holders, who have made either single or installment payments, to receive a definite sum of money at maturity. Certificate reserves earn interest and cash surrender values are less than accumulated certificate reserves prior to maturity dates. Certificate reserves are maintained for advance payments by certificate holders and accrued interest thereon, and for interest earned and accrued due to additional interest rates declared. The reserve accumulation rates, cash surrender values and certificate reserves, among other matters, are governed by the Investment Company Act of 1940.

INCOME TAXES

Effective January 1, 1992, the Company adopted FASB Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109). The statement changed the practice of recognition and measurement of deferred tax assets and liabilities. The Company has recorded a decrease in net income of $264,000 as a cumulative effect of change in accounting principle in 1992. In addition, the Company began recording the unrealized loss on marketable equity securities net of income tax benefit. The effect of the adoption of SFAS 109 on the results of 1992 was not material.

EARNINGS PER SHARE

Primary earnings per share were computed by dividing net income (loss) less dividends on mandatory redeemable voting convertible preferred stock by the weighted average number of common shares outstanding during each year. The mandatory redeemable voting convertible preferred stock is not considered to be a common stock equivalent. Fully diluted earnings per share for 1993 assumes conversion of the mandatory redeemable voting convertible preferred stock into 690,250 weighted average common shares and a $180,000 adjustment for interest, net of tax, paid on the convertible promissory note. For 1994, the warrant (Note
L) and the assumed conversion of the mandatory redeemable voting convertible preferred stock would have been anti-dilutive and are not considered in primary or fully diluted common shares, respectively.

MANDATORY REDEEMABLE VOTING CONVERTIBLE PREFERRED STOCK

The discount on the mandatory redeemable voting convertible preferred stock is being accreted through a charge against retained earnings over ten years using the effective interest method.

UNDERWRITING, SALES SERVICE AND DISTRIBUTION FEES

Sales service fees for selling and servicing life insurance policies and annuity contracts are recognized at the time a new policy or contract is written and as premiums are collected from policy and contract holders thereafter. Underwriting fees for sale of mutual fund shares and other products are recognized at the time of sale. All significant intercompany transactions have been eliminated with no effect on net income since fees received by the Company's sales subsidiary approximate the costs incurred by the Company and its other subsidiaries.

PREMIUM REVENUE

Life insurance premiums are reported as earned when due. Benefits and expenses are associated with earned premiums in a manner that results in recognition of policy profits over the lives of the related policies.

Annuity contracts which do not subject the Company to significant risks arising from policyholder mortality or morbidity are considered interest-sensitive insurance contracts. Amounts received as payments for such contracts are not reported as revenues. Revenues for investment products consist of investment income and policy administration charges. Contract benefits that are charged to expense include benefit claims incurred in the period in excess of related contract values and interest credited to contract values.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Cash Flow Information:

Cash paid for interest during the years ended December 31, 1994, 1993 and 1992, was $4,062,114, $4,784,118 and $5,715,562, respectively. Cash paid for income taxes, net of refunds received, for the years ended December 31, 1994, 1993 and 1992, were $2,062,899, $2,057,832 and $4,827,637, respectively.

Noncash Investing and Financing Activities:

At December 31, 1994, the Company was $760,000 in arrears for dividends on the mandatory redeemable voting convertible preferred stock.

During 1993 and 1992, the Company sold real estate owned properties and financed $2,235,000, and $2,265,750 of the purchase prices, respectively. During 1993 and 1992, the Company foreclosed on certain mortgage loans and acquired the underlying real estate collateral. This real estate was then transferred to other invested assets at the lower of cost or fair value less cost of disposition of $2,374,951 and $1,296,163 in 1993 and 1992, respectively.

During 1993, the Company's $4,000,000 Convertible Promissory Note was converted into 4,000 shares of the Company's Series A Mandatory Redeemable Voting Convertible Preferred Stock.

IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

In May 1993, the Financial  Accounting Standards Board issued SFAS No. 114 (SFAS
114), ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. SFAS 114 is effective for fiscal years beginning after December 15, 1994. The primary effect of the statement for the Company will be related to the accounting for impaired commercial mortgage loans. The significant issue addressed is the utilization of fair value in establishing allowances for impaired loans. The Company estimates that the effect of adoption of SFAS 114 will not be material.

B.   SALE AND LIQUIDATION OF THE COMPANY

Pursuant to a Stock and Asset Purchase Agreement dated February 16, 1995, between the Company and ARM Financial Group, Inc., (ARM), the Company has agreed to sell substantially all of the business operations and assets of the Company to ARM (the Proposed Transaction) for a purchase price of $38.6 million, subject to certain adjustments. As part of the Proposed Transaction, ARM will acquire all of the outstanding stock of the subsidiaries and certain assets of the Company and assume certain liabilities of the Company. Additionally, the agreement requires ARM to contribute between $15-20 million in additional capital to the subsidiaries (See Note M regarding Stockholders' Equity and Regulatory Matters). The completion of the Proposed Transaction is subject to a number of contingencies, including the obtaining of regulatory and shareholder approvals.

As soon as practicable after consummation of the Proposed Transaction, the Company intends to wind up and liquidate the Company. The Company anticipates adopting a Plan of Dissolution, such Plan to be effective upon consummation of the Proposed Transaction. In the liquidation, distributions to the holders of common stock will be subject to the senior rights of the holders of the Series A Preferred Stock (Note M) and the Series B Preferred Stock (no Series B shares are outstanding as of December 31, 1994).

At the Company's regular meeting of shareholders, expected to be held in April or May 1995, the Company's shareholders will vote on the above matters. A proxy statement will be sent to all shareholders with detailed information concerning the Proposed Transaction and the Plan of Dissolution.

The Proposed Transaction and the Plan of Dissolution each require the affirmative vote of the holders of a majority of the voting power of all shares entitled to vote, voting together as a single class. Approval of the Proposed Transaction also requires the affirmative vote of the holders of 66 2/3% of the outstanding shares of Series A Preferred Stock, voting separately as a class.

The accompanying consolidated financial statements have been prepared on an historical basis of accounting and do not include any purchase accounting, liquidation accounting or other adjustments which would result upon completion of the Proposed Transaction and the Plan of Dissolution.

C.   DISCONTINUED OPERATIONS

Effective July 31, 1992, the Company completed the sale of its banking subsidiary, State Bank and Trust Company of New Ulm (State Bank). During 1991, the Company had entered into the definitive sales agreement and recorded a loss of $550,000 including income taxes. During 1992, the selling price for State Bank was adjusted and an additional loss of $180,000 including income taxes was recognized. The results of operations for State Bank are presented as discontinued operations. Total revenue for State Bank was $5,107,000 for the seven months ended July 31, 1992.

D.  INVESTMENTS

Investment securities by type and gross unrealized gains and losses at December 31 are presented below:

                                         1994                                                    1993
                       ----------------------------------------------    ----------------------------------------------------
                       Amortized          Gross Unrealized       Fair        Amortized        Gross Unrealized           Fair
                         Cost          Gains        Losses       Value          Cost           Gains        Losses      Value
                      -----------------------------------------------    ----------------------------------------------------
Debt securities
available-for-sale:

 CMOs               $  444,647,746    $        -   $(70,647,798) $373,999,948
 GNMA certificates      88,584,779       224,202     (2,399,982)   86,408,999
 FNMA certificates      19,483,095        11,277       (958,581)   18,535,791
 Corporate bond
  obligations           78,968,327        77,713     (1,580,342)   77,465,698
 U.S. Government
  obligations          100,578,894             -     (3,782,254)   96,796,640
                    --------------    -----------   -----------   -----------
                    $  732,262,841    $  313,192   $(79,368,957) $653,207,076
                     =============    ===========   ============ =============

Debt securities
held-to-maturity:
 CMOs               $  13,108,720     $        -  $  (1,987,005) $ 11,121,715  $621,734,824  $6,257,066  $(2,246,751)  $625,745,139
 GNMA certificates              -              -              -             -    98,391,554   5,269,320            -    103,660,874
 FNMA certificates              -              -              -             -    13,121,007     483,603            -     13,604,610
 Corporate bond obligations     -              -              -             -     8,496,298     742,342            -      9,238,640
 State and municipal      667,053          5,601        (34,254)      638,400       676,380      30,848      (21,007)       686,221
  obligations
 U.S. Government          168,461              -        (15,248)      153,213       520,159      14,697            -        534,856
  obligations
                    ---------------   ----------  ------------   ------------  ------------- ----------- ------------  -------------
                    $  13,944,234     $    5,601 $   (2,036,507) $ 11,913,328  $742,940,222 $12,797,876  $(2,267,758)  $753,470,340
                    ==============    ==========  ============== ============= ============= =========== ============  =============

Marketable equity securities:
 Preferred stocks    $  1,065,645     $   6,932  $     (392,368) $    680,209  $  1,114,010  $    35,840  $ (287,582)   $    862,268
 Common stocks....          2,880             -               -         2,880             -            -           -               -
 Affiliated mutual funds        -             -               -             -       100,000            -           -         100,000
                    -------------    ----------   ------------   ------------- ------------ ------------ ------------  -------------
                    $  1,068,525      $   6,932   $    (392,368) $    683,089  $ 1,214,010   $    35,840  $ (287,582)  $     962,268
                    ==============    ==========  ============== ============= ============= =========== ============= =============

     CMOs are a discreet pool of mortgage-backed securities which are generally issued in several classes. Each such class bears or accrues any interest to which it is entitled at a specified rate or at a rate calculated in a specified manner. Principal on the mortgage loans ultimately underlying a series of CMOs may be allocated among the several classes within such series in a variety of ways, resulting in classes of CMOs which return principal based on a specified or scheduled order. By varying the rates or methods of calculating interest on several classes within a series of CMOs and the allocations of principal among such classes, a CMO issuer can
     create   "derivative"   securities   with   a   wide   range   of   payment
     characteristics. These securities include the inverse floaters and the two-tier index bonds held by the Company. All of the CMOs held by the Company are collateralized by mortgage pass-through certificates which are guaranteed by either FNMA or FHLMC.

     As of December 31, 1994 the Company's CMO portfolio consisted of the following classes based on carrying value:

                                                                       Available-       Held-to-
                                                                        for-Sale        Maturity
         Planned amortization class (PACs)                               70.5%             38.1%
         Two-tiered index bonds (TTIBs)                                   8.3              20.4
         Accrual bond (Z bond)                                            7.9              12.3
         Targeted amortization class (TACs)                               3.8              19.1
         Inverse floating rate                                            3.6              .6
         Companion bonds (SUPs)                                           3.5               9.5
         Sequential                                                       1.1                 -
         Very acccurately determined maturity (VADMs)                      .8                 -
         Floating rate                                                     .5                 -
                                                                        -----             ------
                                                                        100.0%            100.0%
                                                                        ======            ======

     A PAC CMO has a fixed interest rate and is a class that is designed to receive fixed principal payments using a predetermined schedule over a predetermined time period under a wide range of prepayment scenarios which makes the average life of the security more predictable. A sequential pay class ("Sequential") has a fixed interest rate and receives principal payments in a prescribed sequence continuously from the first payment date until the class is paid off. The average life of the class will shorten or lengthen based on prepayments.

A TTIB is a CMO class whose coupon is fixed until the applicable index such as the Cost of Funds Index ("COFI") reaches a specified level known as the first strike. When the index is higher than a first strike, the TTIB becomes an inverse floater whose coupon declines to its floor at the second strike. The floor at the second strike typically will be zero. On initial purchase date the first strike on a TTIB is generally two to three hundred basis points (2-3%) above the current level of the applicable index. Consequently, it is unlikely at the date of purchase that the first strike would be reached in the near future. At December 31, 1994, the weighted average first strike on the TTIBs held by the Company was 2.41% above the applicable index and, accordingly, none of these securities have become inverse floaters. The Company would purchase TTIBs in anticipation of an interest rate and prepayment environment in which prepayments would remain at moderate to high levels, in which event the TTIBs generally would pay off before the first strike is reached. Nevertheless, if the index applicable to a TTIB reaches its first strike, the value of the TTIB would be expected to decline. The average life of a CMO TTIB can vary greatly, depending upon prepayments.

An accrual bond class of CMOs, also known as Z bond, does not pay periodic interest, but rather accumulates interest at a specified rate until the principal of the class becomes payable. The accumulated interest then is paid when the principal is repaid. An accrual bond class of CMOs enables the holder to avoid reinvestment risk. However, in a period of increasing interest rates, an accrual bond class of CMOs is likely to experience a greater decline in value than a current-interest class with the same interest rate and principal payment schedule.

A TAC is similar to a PAC, in that they both have a schedule of principal repayments. TACs provide more protection against call risk, but offer less protection against extension risk.

A floating rate security has an interest rate that is based on a known index such as COFI and is adjusted periodically, typically monthly, as such index rate changes. The interest rate of the security moves in the same direction as the index. Inverse floating rate classes are securities with a coupon that moves in the reverse direction to an applicable index such as COFI. Accordingly, the coupon rate thereon will increase as interest rates decrease and decrease as rates increase, in some cases by a greater amount than the amount of change in the related index rate. Inverse floating rate securities are typically more volatile than fixed or floating rate securities. The current yield on the Company's inverse floating rate securities was approximately 10.4% at December 31, 1994. Inverse floating securities would be purchased by the Company to attempt to protect against a reduction in the income earned on the Company's investments due to a decline in interest rates and a corresponding increase in prepayments. The Company would be adversely affected by the purchase of such securities in the event of an increase in interest rates since the coupon rates thereon will decrease as interest rates increase, and, like other fixed income securities, the value will decrease as interest rates increase.

The Companion (Support) Class acts as a shock absorber. It takes excess cash flow or does not get a payment so that the PAC and TAC classes can be paid. This is a CMO class that receives principal payments on any payment date only if scheduled payments have been made on specific PAC and TAC classes.

VADMs or Accretion Directed class pays principal from specified accretions of accrual bonds. VADM's may, in addition, receive principal from the collateral paydowns. This class is a CMO that has a very stable average life because the cashflows are directed from the Z bonds, which receive no principal payments.

The amortized cost and fair value of debt securities at December 31, 1994, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to call or prepay with or without call or prepayment penalties.

                                                                                      Amortized             Fair
Debt securities available-for-sale:                                                        Cost             Value
                                                                                    ------------     ------------
     Due in one year or less.....................................................    $33,491,503     $ 33,111,737
     Due after one year through five years.......................................    141,053,572      136,436,774
     Due after five years through ten years......................................      4,950,702        4,665,156
     Due after ten years.........................................................         51,444           48,671
                                                                                    ------------      -----------
                                                                                     179,547,221      174,262,338
     Mortgage-backed securities..................................................    552,715,620      478,944,738
                                                                                     -----------      -----------
                                                                                    $732,262,841     $653,207,076
                                                                                    =============    ============


                                                                                     Amortized           Fair
Debt securities held-to- maturity:                                                      Cost             Value
                                                                                     ----------      ------------

     Due in one year or less.....................................................    $    50,000     $     50,000
     Due after one year through five years.......................................        110,000          109,153
     Due after five years through ten years......................................        217,228          214,576
     Due after ten years.........................................................        458,286          417,884
                                                                                         -------          -------
                                                                                         835,514          791,613
     Mortgage-backed securities..................................................     13,108,720       11,121,715
                                                                                      ----------       ----------
                                                                                     $13,944,234     $ 11,913,328
                                                                                     ===========     ============

The weighted average stated maturity of mortgage-backed securities was in excess of 20 years as of December 31, 1994. However, after factoring in estimated prepayments of the underlying loans, the weighted average duration of the Company's GNMA and FNMA Certificates and CMO portfolio, in the aggregate, is 8.5 years. Changes in interest rates would effect the prepayment speed of the underlying mortgages and the average lives of the securities. If interest rates increased, it would be expected that the average life of these securities would increase and correspondingly, if interest rates decreased, the average life would decrease.

Gross gains and (losses) in 1994 from debt securities available-for-sale were $852,201 and $(10,193,636), respectively. Gross gains from debt securities held-to-maturity in 1994 were $1,864. Gross gains of $3,976,052 and $4,506,501 and gross losses of $0 and $28,078 were recognized in 1993 and 1992, respectively.

At December 31, 1994 and 1993, debt securities of the life insurance subsidiary carried at $14,845,594 and $13,273,964, respectively, were on deposit with various states pursuant to legal deposit requirements.

Investments in affiliated mutual funds include shares of the Company's affiliated tax-free income fund. This investment primarily represents "seed" money for the start-up of the fund. Under regulations of the Investment Company Act of 1940, the investments may not be liquidated until all organization costs of the fund are amortized, unless the fund is reimbursed for unamortized organization costs at the time of sale. This investment was liquidated in 1994 after organization costs were fully amortized.

Short-term investments consist of commercial paper with maturities of less than 35 days.

Real estate acquired in satisfaction of loans included in other invested assets was $1,462,149 and $1,910,004 at December 31, 1994 and 1993, respectively.
During 1994, 1993 and 1992, the Company recognized losses on real estate owned of $320,000, $258,908 and $759,216, respectively.

Net investment income summarized by investment category for the three years ended December 31, is as follows:

                                                                          1994           1993            1992
                                                                      -----------    ------------    ------------
Debt securities available-for-sale..................................  $54,509,734    $          -    $          -
Debt securities held-to-maturity....................................      953,519      55,147,353      50,160,174
Marketable equity securities........................................       60,154          66,328          92,835
Mortgage loans......................................................    4,586,675       5,019,123       7,109,735
Policy loans........................................................      851,780         717,164         605,219
Short-term investments..............................................    2,412,970         654,426         903,870
                                                                      -----------    ------------    -------------
   Total investment income..........................................   63,374,832      61,604,394      58,871,833
Less investment expenses............................................     (487,110)       (720,363)       (781,397)
                                                                      -----------    ------------    -------------
                                                                      $62,887,722    $ 60,884,031    $ 58,090,436
                                                                      ===========    ============    ============

E.   MORTGAGE LOANS

A summary of the changes in the allowance for loan losses as of December 31 is as follows:

                                                                           1994           1993             1992
                                                                      -----------    ------------     -----------
Balance at beginning of year........................................  $ 1,609,000    $  1,617,000    $  1,154,000
  Provision for loan losses.........................................            -         460,000       1,425,000
  Less loans charged off............................................      (18,000)       (468,000)       (962,000)
                                                                      -----------    ------------    -------------
Balance at end of year..............................................  $ 1,591,000    $  1,609,000    $  1,617,000
                                                                      ===========    ============    ============

At December 31, 1994 and 1993, nonperforming loans (past due three months or more) totaled $0 and $1,836,890 and restructured loans totaled $6,380,264 and $4,621,475, respectively. Had such loans been accruing interest in accordance with the original terms, interest income would have been $706,129 and $770,554 for the years ended December 31, 1994 and 1993, respectively. Interest income received on restructured and nonperforming loans was $595,296 and $501,154 for the years ended December 31, 1994 and 1993, respectively.

As of December 31, 1994 and 1993, approximately 51% and 53% of the mortgage loan property was in Minnesota and 12% and 12% was located in Arizona, respectively, with the remainder in various geographic areas of the United States. Mortgage loans by significant types as of December 31, 1994 and 1993, were as follows: industrial/warehouse - 41% and 39%; office/warehouse - 35% and 32%; office - 12% and 10%; multifamily housing - 5% and 8%, respectively.

F.   DEFERRED POLICY ACQUISITION COSTS

The changes in deferred acquisition costs for the three years ended December 31 are summarized as follows:

                                              1994                           1993                     1992
                                   ---------------------------   ---------------------------   ---------------------------
                                  ANNUITIES       FACE-          ANNUITIES       FACE-         ANNUITIES       FACE-
                                  AND LIFE        AMOUNT         AND LIFE        AMOUNT        AND LIFE        AMOUNT
                                  INSURANCE       CERTIFICATES   INSURANCE      CERTIFICATES   INSURANCE      CERTIFICATES
                                  ----------------------------   ---------------------------   ---------------------------
Balance at beginning of year......$ 56,399,696   $ 320,373     $  52,419,951   $  444,284    $  45,634,086    $ 375,697
Acquisition costs deferred during
 the year (primarily commissions)    4,697,766     507,996         7,555,104      377,466        9,226,663      562,507
Acquisition costs amortized during
   the year.......................   3,756,579     518,782         3,575,359      501,377        2,440,798      493,920
SFAS 115 adjustment...............  19,300,000           -                 -            -               -             -
                                  ------------   ---------     -------------   ----------   -------------     ---------
Balance at end of year............$ 76,640,883   $ 309,587     $  56,399,696   $  320,373    $  52,419,951    $ 444,284
                                  ============   =========     =============   ==========   ==============    =========

G.   DEPOSITS OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its face amount certificates and the Investment Company Act of 1940 (the "Act"), the Company's face amount certificate subsidiary was required to have qualified assets (as defined in Section 28(b) of the Act) of $60,605,015 and $67,278,639 at December 31, 1994 and 1993, respectively. The
Company had qualified assets of $64,729,182 and $70,940,763 at those respective dates (such amounts are before reduction of $385,437 and $251,742 for net unrealized pretax losses on marketable equity securities and net unrealized pretax losses on debt securities of $4,890,270 in 1994).

For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with such provisions of the Code of the District of Columbia (the "Code") as are applicable to life insurance companies as required by the Act. Qualified assets for which no provision for valuation is made in such Code are valued in accordance with rules, regulations or orders prescribed by the Securities and Exchange Commission. These values are the same as the financial statement carrying value, except that for financial statement purposes, marketable equity securities and debt securities classified as available-for-sale are carried at fair value. For qualified asset purposes, marketable equity securities are carried at cost and debt securities classified as available-for sale are carried at amortized cost.

Pursuant to the requirements of various states, the provisions of the certificates, depository agreements and the Act, qualified assets were deposited with custodians to meet certificate liability requirements as follows at December 31:

                                                                                         1994             1993
                                                                                      ---------       -----------
Assets on deposit with:
  State governmental authority...................................................    $   170,435     $    174,867
  Bank - central depository......................................................     64,092,848       70,009,967
                                                                                      ----------      -----------
   Total deposits................................................................    $64,263,283     $ 70,184,834
                                                                                     ===========     ============
  Required deposits..............................................................    $60,266,136     $ 66,928,266
                                                                                     ===========     ============

Certificate loans, secured by applicable certificate reserves, are deducted from certificate reserves in computing deposit requirements.

Assets on deposit consisted of the following at December 31:

                                                                                         1994            1993
                                                                                      ---------       -----------
Investment securities, at cost plus accrued interest.............................    $58,871,273     $ 64,420,896
Mortgage loans, at cost less allowances for loan losses..........................      4,281,089        4,415,364
Other assets on deposit, at cost.................................................      1,110,921        1,348,574
                                                                                      ----------       ----------
                                                                                     $64,263,283     $ 70,184,834
                                                                                     ===========     ============

Investment securities consist mainly of GNMA and FNMA certificates, CMOs, and commercial paper.

H.   FACE AMOUNT CERTIFICATE RESERVES

                                                                             Total Reserves at           Minimum
                                                                              December 31                 Interest
                                                                           --------------------
                                                                             1994         1993              (a)
                                                                      -----------    ---------          ----------
Installment certificates:
  Reserves to mature, by series:
   120, 215 and 220.................................................  $   554,466    $    557,941       3.25(b)(c)
   315..............................................................      425,412         492,716       3.50(c)
                                                                      -----------    ------------
                                                                          979,878       1,050,657

Advance payments....................................................      384,282         371,446        (d)
Fully-paid certificates:
  Installment.......................................................    2,311,547       2,277,106       2.50 - 3.50(c)(e)
  Optional settlement...............................................      615,811         711,253       2.50 - 3.00(c)
  Single-payment series 503.........................................   56,056,890      62,600,112       2.50(f)

Due to unlocated certificate holders................................        6,607          18,065         None
                                                                      -----------    ------------
                                                                      $60,355,015    $ 67,028,639
                                                                      ===========    ============

(a) The amount of interest accrued on installment certificates is reduced by delays in certificate holders making specified payments. After a nonpayment period of six months, the certificate is converted to an optional settlement certificate.

(b) Series 120 certificates provide for additional interest at a rate dependent upon the Company earning in excess of rates specified in the certificates. Such additional interest is credited to the certificate holder's account upon attainment of the annual anniversary date.

(c) As of December 31, 1994, the Board of Directors has declared additional interest to be credited on anniversary dates through 1995 and 1996 as follows:

                                                                                                1995       1996
                                                                                               -------    -------
Series 215 and 220:
  Installment certificates..................................................................    2.25%       2.75%
  Optional settlements elected at maturity..................................................    2.25%       2.75%
  Unapplied advance payments................................................................    2.25%       2.75%
Series 315:
  Installment certificates..................................................................    1.75%       2.25%
  Optional settlements elected at maturity..................................................    1.75%       2.25%
  Unapplied advance payments................................................................    1.75%       2.25%

(d) Minimum interest rates on advance payments are generally the same as the rates on scheduled installment payments. Interest on advance payments, however, is accruing at 5.25% and will continue at this rate through 1995.

(e) Effective July 1, 1980, the rate of reserve accumulation on fully paid installment certificates having loans outstanding is limited to the greater of the minimum interest, as set forth in the certificate, or the interest rate applicable to the loan.

(f) The Company's Executive Committee declares interest rates for Series 503 certificates purchased during the designated time periods. Additional interest rates are assigned based on the three-year life of the certificate and vary between first, second and third anniversary dates. Since 503 certificates were first issued on July 17, 1986, the combined minimum and additional interest rates have ranged from 4.20% to 9.50%.

I.   NOTES PAYABLE

The Company had a note payable secured by an airplane with interest at 8.5% through December 2000. The airplane was sold at a loss of approximately $490,000 and the related note was retired in 1994. As of December 31, 1993, the amount outstanding on the note was $2,007,325. Also, as of December 31, 1993, the Company had an outstanding automobile loan of $4,885.

During 1993, the Company entered into a $1,000,000 committed line of credit, none of which was outstanding as of December 31, 1994 or 1993. The line of credit expired on December 31, 1994 and was not renewed.

J.   REINSURANCE

The Company retains up to $50,000 of life insurance and waiver of premium benefits on any one life, depending on age and classification of the risk. The excess over the maximum retention is reinsured with other life insurance companies. Reinsurance ceded could become a liability in the event that the reinsurers became unable to meet the obligations assumed under the reinsurance agreements. Life insurance in force on direct business aggregated approximately $105,929,000 and $109,718,000 at December 31, 1994 and 1993, respectively, of which $25,284,000 and $24,931,000, respectively, was ceded.

In a prior year, the Company entered into an annuity coinsurance agreement in which it ceded a 90% interest in a block of annuity contracts to a reinsurer. As of December 31, 1994 and 1993, the account value and statutory value of the ceded annuities was $105,428,796 and $103,586,535 and $117,417,617 and
$112,767,409, respectively. Provision for benefits for annuities excludes interest credited on coinsured annuities of approximately $6.4 million, $7.2 million and $7.8 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Under the coinsurance agreement, the reinsurer is required to maintain assets with a statutory value equal to or greater than the statutory value of the annuities in a trust with the Company as the beneficiary to secure the obligations of the reinsurer under the coinsurance agreement. As of December 31, 1994 and 1993, the statutory value of the assets securing the coinsurance agreement was $103,487,006 and $113,263,800, respectively.

K.   INCOME TAXES

The provision for income taxes (benefit) for the years ended December 31 was as follows:

                                                                          1994          1993           1992
                                                                      ------------  -----------     ------------
Current:
  Federal...........................................................  $  (675,000)   $  2,069,000    $  2,150,000
  State.............................................................       86,000          29,000         (10,000)
Deferred federal and state..........................................     (678,000)       (298,000)       (599,000)
                                                                         --------        --------        --------
                                                                      $(1,267,000)   $  1,800,000    $  1,541,000
                                                                      ===========    =============   =============

The components of deferred income taxes as of December 31 are summarized as follows:

                                                          1994                                 1993
                                         ----------------------------------------    -------------------------------------------
                                            Assets     Liabilities       Total        Assets         Liabilities       Total
                                         -----------  ------------    -----------    -----------    ------------     -----------
Future policy benefits...................$21,002,000   $ (590,000)    $20,412,000    $20,973,000    $ (694,000)     $20,279,000
Unrealized losses on debt securities
  available-for-sale......................26,879,000            -      26,879,000              -             -                -
Deferred acquisition costs (DAC)..........         -  (19,496,000)    (19,496,000)             -   (19,352,000)     (19,352,000)
DAC recovery on SFAS 115 unrealized losses         -   (6,500,000)     (6,500,000)             -                               -
Depreciation on building and equipment....         -      (98,000)        (98,000)         5,000      (848,000)        (843,000)
Write down of investments not currently
  deductible for taxes....................   625,000            -         625,000        569,000             -          569,000
Guaranty fund assessments accrual......... 1,088,000            -       1,088,000        690,000             -          690,000
Deferred compensation.....................   444,000            -         444,000        463,000             -          463,000
Real estate limited partnership...........         -     (189,000)       (189,000)             -      (180,000)        (180,000)
Premium capitalization....................   464,000            -         464,000        445,000             -          445,000
Unrealized losses on marketable equity....   131,000            -         131,000         86,000             -           86,000
 securities
Other.....................................   260,000     (214,000)         46,000        116,000      (167,000)         (51,000)
Income tax loss carryforward.............         -             -               -        199,000             -          199,000
                                         ----------- -------------    -----------    -----------   -------------     -----------
Total....................................50,893,000   (27,087,000)     23,806,000     23,546,000   (21,241,000)       2,305,000

Valuation allowance.....................(20,715,000)           -      (20,715,000)            -              -                -
                                         ----------- -------------    -----------    -----------   -------------     -----------
                                        $30,178,000  $(27,087,000)    $ 3,091,000     23,546,000  $(21,241,000)      $2,305,000
                                        ============ =============    ===========    ===========   ============      ===========

Federal income tax expense (benefit) in the consolidated financial statements is different than the federal statutory rate of 35% in 1994 and 1993 and 34% in 1992 applied to pretax income. The reasons for these differences are summarized as follows:

                                      F-15

                                                                          1994            1993            1992
                                                                      -----------    ------------    ------------
Federal income tax expense (benefit) at statutory rate..............  $(1,705,000)   $  1,942,000    $  1,557,000
Change in estimate of valuation allowance...........................      400,000               -               -
Tax-exempt interest.................................................      (10,000)        (46,000)        (50,000)
State income taxes, net of federal benefit..........................       22,000          17,000          41,000
Benefit of graduated income tax rates...............................       37,000         (56,000)              -
Other, net..........................................................      (11,000)        (57,000)         (7,000)
                                                                      -----------    ------------    ------------
                                                                      $(1,267,000)   $  1,800,000    $  1,541,000
                                                                      ===========    ============    ============

Prior to January 1, 1984, the life insurance subsidiary was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1994 of approximately $1,738,000 will be taxed if distributed to SBM Company (the "Parent"). The life insurance subsidiary has no plans to distribute amounts from the "policyholder surplus" account and no further additions to the account are allowed by the Tax Reform Act of 1984.

L. PROFIT SHARING PLANS, COMPENSATION AND COMMITMENTS FOR FUTURE RETIREMENT BENEFITS

The Company has a non-contributory employee profit sharing plan whereby contributions are made to a trust based on percentages of participants' annual compensation. The Company also has a non-contributory profit sharing stock plan whereby employees can participate in the ownership of the Company. Under this plan, the contributions are used by the trustee primarily to purchase common shares of the Company. During 1994, 1993 and 1992, the Company purchased 1,000, 12,500 and 3,000 respectively from the plan and during 1992, the Company sold 3,477 shares to the plan.

The two plans generally cover all full-time employees age twenty-one and over with six months of service. Total employer contributions to the two plans cannot exceed 15% of the total compensation of the participants. Profit sharing expense for these plans aggregated $197,851 in 1994, $270,587 in 1993 and $261,942 in
1992.

Directors'  fees were  $200,367,  $79,957  and  $55,197 in 1994,  1993 and 1992,
respectively, and aggregate salaries of executive officers for the respective years was $1,187,087, $1,043,870 and $848,414 excluding amounts under the agreements described in the following paragraphs.

Under employment agreements with two retired officers, the Company is required to make payments after retirement to each individual until death and, thereafter, reduced payments during the lifetimes of their spouses. The required payments are adjusted for the annual change in the Consumer Price Index. Required payments by the Company for the two retired officers for 1995 will be $144,288. The estimated present value, using a 6% discount rate, of the retirement benefits of the retired officers at December 31, 1994 and 1993 was $913,865 and $921,269, respectively. The Company has been accruing the liability for such deferred retirement benefits over remaining active employment periods by annual charges to expense. In addition, deferred compensation related to other agreements for certain officers is $313,419 and $314,779 at December 31, 1994 and 1993, respectively. One of the employment agreements also contains provisions for consultation and non-compete restrictions for an aggregate compensation of $66,000 annually through December 31, 1999.

Total expense provisions for deferred compensation and future retirement benefits under these agreements aggregated $83,772 in 1994, $93,252 in 1993 and $130,316 in 1992.

During 1994, the Company entered into an employment agreement with the Company's Chief Executive Officer (CEO). The agreement requires the Company to make a bonus payment of $135,000 if the CEO is terminated for other than cause or $270,000 if for constructive termination or due to a change in control of the Company. In addition, the agreement provides for a bonus of 1% of the net amount of value received by the Company in any new capital financing which includes substantial sale of assets by the Company or any subsidiary, issuance of shares or securities by the Company or any tender offer for shares of the Company, if such transaction is commenced during the CEO's tenure.

In connection with execution of the employment agreement, the Company issued the CEO a warrant to purchase five percent of the fully-diluted outstanding stock of the Company at $6.29 per share. The warrant provides that the CEO may require the Company to repurchase the warrant if employment is terminated prior to December 31, 1996 other than for cause at a redemption price of $300,000 if notice is given before a change in control and $500,000 if the notice is given subsequent to a change in control. The Company may also repurchase the warrant subsequent to the termination of employment at the same terms as described above.

M.   STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

MANDATORY REDEEMABLE VOTING CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTE

On December 20, 1992, the Company entered into a Preferred Stock and Note Purchase Agreement (the "Agreement") with SBM Partners L.P. (of which Head Insurance Investors L.P. and Jupiter Industries, Inc. are general partners) ("SBM Partners") and Integon Life Insurance Corporation ("Integon") (SBM Partners and Integon are referred to herein as the "Purchasers") regarding a sale to the Purchasers of an aggregate of 19,000 shares of the Company's Series A Mandatory Redeemable Voting Convertible Preferred Stock (the "Preferred Stock") at a purchase price of $19,000,000.

The closing of the transaction occurred in two stages. At the first closing, which occurred on December 23, 1992, the Company issued 4,000 shares of its Preferred Stock to SBM Partners at a purchase price of $4,000,000. In addition, the Company issued to Integon a $4,000,000 Convertible Promissory Note (the "Note"). At the second closing, which occurred on September 21, 1993, the Note was converted into 4,000 shares of Preferred Stock, and the Company sold an additional 11,000 shares of Preferred Stock to the Purchasers for $11,000,000.

The Preferred Stock will initially pay a cumulative preferred dividend of 8%; however, if the National Association of Insurance Commissioners (NAIC) rating assigned to the Preferred Stock is increased to a two, the dividend rate will be lowered to 6%. Each share of Preferred Stock is convertible at the option of the holder into 62.5 shares of the Company's common stock, which represents a conversion price of $16.00 per common share.

The terms of the Preferred Stock prohibit the payment of common stock dividends or redemptions of common stock by the Company at any time when a dividend on the Preferred Stock is in arrears. As of December 31, 1994, the Company was $760,000 in arrears on its Preferred Stock dividends. In addition, common stock dividends and redemptions of common stock are restricted to a maximum amount equal to the sum of $3 million plus 50% of the Company's consolidated net income subsequent to January 1, 1993. As of December 31, 1994, the aggregate amount available for common stock dividends and redemptions was $219,257.

The Preferred Stock provides that the shares will be redeemed by the Company on January 1, 2004, unless the shares are converted earlier into shares of the Company's common stock. Starting in 1998, the Company has the option to redeem the Preferred Stock at a price of 105% decreasing to 100% in 2003. The Preferred Stock also gives the holders of the Preferred Stock the right to have such shares redeemed prior to such date upon the occurrence of certain events of default at a price of 105% until 1998 decreasing to 100% in 2003.

The Purchasers own shares representing approximately 34% (assuming conversion to common stock) of the voting power of all outstanding shares of the Company's voting stock and are entitled as a class to elect at least 34% of the Company's directors or four of the ten member Board of Directors. The holders of Preferred Stock have voting rights on matters other than election of directors that are based upon the number of shares of the Company's common stock into which the Preferred Stock is convertible. In addition, upon the occurrence of certain significant defaults by the Company, the Preferred Stockholders would be permitted to elect a majority of the Board Directors of the Company.

The Company and the Purchasers also have entered into a Registration Rights Agreement and an Exchange Right Agreement. Under the terms of the Registration Rights Agreement, the Purchasers have been given the right to require the Company to publicly register the Preferred Stock and any shares of the Registrant's common stock issued upon conversion of such Preferred Stock. The Exchange Right Agreement gives the Purchasers the right to exchange shares of common stock of the Company held or acquired by them for shares of the Company's Series B Voting Convertible Participating Preferred Stock (the "Series B Preferred Stock"). Unless and until any shares of the Preferred Stock are redeemed, repurchased or converted, the Series B Preferred Stock will vote as a class with the Preferred Stock for purposes of election of directors, and together with the Preferred Stock, will elect a number of directors of the Company proportionate to the aggregate ownership interest of the holders of the Preferred Stock and Series B Preferred Stock in the Company.

COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS

The Company's two employee benefit plans own 304,693 and 305,693 shares of Company common stock at December 31, 1994 and 1993, respectively (see Note L). The Company has entered into a written trustee agreement whereby the Company has agreed to purchase common shares tendered to it by the trustee from either benefit plan at a price equal to the higher of adjusted book value or fair market value. Adjusted book value is defined as the consolidated net assets of the Company plus unrealized losses on marketable equity securities plus the deferred income tax liability (if any) of the Company's life insurance subsidiary. Historically, adjusted book value of Company common stock in the two plans has been computed based upon amortized cost value of debt securities. However, as is discussed in Note A, effective January 1, 1994, SFAS 115 requires that debt securities classified as available-for-sale be valued on a mark-to-market basis rather than at amortized cost. Accordingly, with the required adoption of SFAS 115, common stockholders' equity is in a deficit position. The Company has determined that in connection with the adoption of SFAS 115 the adjusted book value of Company common stock held by employee benefit plans for purposes of the trustee agreement must be computed based upon market value of available-for-sale debt securities. As such, the adjusted book value for the common stock held by the plans is currently negative.

However, as is discussed above, under the terms of the trustee agreement the Company is required to repurchase Company common stock from the plans at a price equal to the higher of adjusted book value or fair market value. In the past, for purposes of the trustee agreement, the Company has regarded adjusted book value of Company stock as being equivalent to the fair market value of such stock. With the adoption of SFAS 115, adjusted book value of Company stock frequently will be greater or less than the fair market value of such stock. Accordingly, the Company has obtained an independent determination of the fair market value of its common stock as of June 30, 1994, for purposes of valuing the Company's stock pursuant to the trustee agreement. The fair market value of the Company stock held by the plans was determined by the valuation to be $6.29 per common share. As this amount exceeds the adjusted book value of Company stock, it has been used by management to determine the value of the stock in the plans as of December 31, 1994. Because the valuation was performed as of June 30, 1994, it may not precisely reflect the value of SBM common stock held by the plans as of December 31, 1994. Further, the value determined by the independent valuation does not reflect the value of the Company's common stock held by the Company's other shareholders. In as much as interest rates have continued to rise in the third and fourth quarters of 1994, it is possible that the value of the Company stock held by the plans has decreased.

Subsequent to year-end, the trustee of the plans notified the Company that it was tendering all shares held by the plans to the Company under the trustee agreement. The tender indicated that the value of the stock should be based on amortized cost adjusted book value in that it was the trustee's interpretation that this was the appropriate method of valuing the stock under the trustee agreement. The Company believes the trustee's tender of all shares is not consistent with the trustee agreement and the valuation of the common stock held by the Plans should not be based upon amortized cost but rather based on the methodology described above. The Company has subsequently commenced a lawsuit against the trustee to obtain a declaratory judgment as to the appropriate interpretation of the trustee agreement.

While the Company believes its interpretation of the trustee agreement is appropriate, if it were determined that, for the limited purpose of establishing the adjusted book value of the Company common stock in the two plans under the trustee agreement, the plans should use amortized cost value of portfolio securities rather than market value, this would have the effect at December 31, 1994 of increasing the value of the stock held by the plans by approximately $2.5 million or $1.33 per share and reducing stockholders' equity by an equal amount.

As the common stock held by employee benefit plans is subject to the trustee agreement as described above, the Company has classified those shares of common stock held by the Company's employee benefit plans outside of Stockholders' Equity on the consolidated balance sheet.

COMMON STOCK AND STOCK OPTIONS

The Company has a stock option plan which allows for incentive stock options, nonstatutory options and stock appreciation rights. The Company has reserved 350,000 shares for issuance under the plan. No options have been granted under the plan.

TENDER OFFER

During January 1994, the Company purchased 98,296 shares of its common stock for approximately $1.5 million, $15.26 per share, pursuant to a cash tender offer initiated by the Company during December 1993.

DIVIDENDS

The ability of the Company to pay cash dividends to shareholders may be dependent upon the amount of dividends received from subsidiaries. The following is a summary of dividend restrictions and capital requirements for each subsidiary.

As of December 31, 1994 the life insurance subsidiary is required to obtain written approval prior to payment of all dividends in accordance with an administrative order issued by the Minnesota Department of Commerce ("MDC") - see REGULATORY MATTERS below. Exclusive of the administrative order, pursuant to Minnesota legal requirements, dividend payments must be paid solely from the adjusted earned surplus of the life insurance subsidiary. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus which is attributable to unrealized capital gains. Further, the life insurance subsidiary may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of the life insurance subsidiary's statutory surplus at the prior year-end or (ii) 100% of the life insurance subsidiary's statutory net gain from operations (not including realized capital gains) for the prior calendar year. The limitation for 1995 would be $3,262,671. Furthermore, distributions to the Parent by the life insurance subsidiary in excess of $26,896,170 as of December 31, 1994, would result in an additional income tax liability to the subsidiary.

The Company's life insurance subsidiary prepares its statutory basis financial statements in accordance with accounting practices prescribed or permitted by the MDC. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. The Company's life insurance subsidiary has strengthened its reserves on five policy forms in accordance with Proposed Actuarial Guideline GGG. The Minnesota Department of Commerce and the California Insurance Department, the Company's domiciliary and commercially domiciliary states, respectively, have approved the reserve strengthening over a three-year period beginning in 1994. The strengthening totals $12.3 million and according to the three year phase-in provision, one-third of this total, or $4.1 million, is included in reserves in the 1994 statutory basis financial statements of the subsidiary with the remaining two-thirds to be reflected equally in 1995 and 1996. The life insurance subsidiary's statutory capital and surplus as of December 31, 1994 and 1993 was $32,626,711 and $41,863,603, respectively.
Statutory  operating  income was  $3,102,341,  $1,460,216 and $191,670 for 1994,
1993 and 1992, respectively.

The  Company's  sales  subsidiary  is subject  to the  Securities  and  Exchange
Commission's uniform net capital rule (Rule 15c3-1) which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. In addition, restrictions may be imposed to prohibit the Company from expanding its business or declaring dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. Net capital and the related net capital ratio fluctuate on a daily basis; however, at December 31, 1994, the net capital ratio was .78 to 1 and net capital was $562,500, which exceeded the minimum capital requirement by $533,053.

The Company's face amount certificate subsidiary is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, the subsidiary is required to establish and maintain minimum capital in an amount of certificate reserves plus $250,000. Second, the MDC has historically recommended to the Company that face amount certificate companies should maintain a ratio of stockholder's equity to total assets at a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost. Under this formula, the subsidiary's capital level was 6.9% at December 31, 1994. In November 1994, the MDC notified the subsidiary that, based on the decline in the value of the subsidiary's investment portfolio resulting from increasing interest rates in 1994 and the subsidiary's decreasing liquidity resulting from reduced principal prepayments on the subsidiary's CMO portfolio, the MDC recommended that the subsidiary increase its capital level. The MDC's concern was influenced by the subsidiary's capital ratio, calculated including the effects of SFAS 115 (see Note D), which would have been 0.31% at December 31, 1994. On March 29, 1995, the life insurance subsidiary, parent of the face amount certificate subsidiary, contributed $1.5 million to the capital of the certificate subsidiary. The certificate subsidiary is now in compliance with the MDC's recommendation. The certificate subsidiary's shareholder's equity on a proforma basis at December 31, 1994, adjusted to reflect the $1.5 million capital contribution and the change in unrealized losses through February 28, 1995, would have been approximately $3 million. SBM Company is guarantor of approximately 65% of the certificates issued by the certificate company. The subsidiary has not paid dividends in the past and has no present intention to pay dividends in the near future, in order to increase capital resources.

REGULATORY MATTERS

On November 16, 1994, the Commissioner of the MDC issued an administrative order to the Company's life insurance subsidiary (SBM Life). The order restricts the following types of material transactions without approval of the Commissioner: merging or consolidating with another company; paying dividends; entering into new reinsurance agreements; making material changes in management; increasing salaries and benefits of officers or directors or making payment of bonuses; entering into any transactions with officers and directors, including employment agreements, or making other payments determined preferential by the commissioner; disposing of, conveying, or encumbering its assets or its business in force; or amending or entering into new contracts with the holding company or other affiliated companies.

The issuance of the order was influenced by the SBM Life's A.M. Best rating reduction and the significant unrealized depreciation in its investment portfolio (Note D). An additional capital infusion to SBM Life will be necessary to address the issues of the MDC and for possible re-evaluation of its rating.

N.   COMMITMENTS AND CONTINGENCIES

The Company leases office space under two noncancelable operating leases expiring on July 14, 1998, and on June 30, 1999. In addition to the minimum rental payments, the Company is required to pay as additional rent its pro-rata share of all operating costs as defined. Rent expense under these and former leases was $443,209, $425,285 and $399,126, for 1994, 1993 and 1992,
respectively. The leases require minimum annual rental payments as follows:

                            1995.......................     305,785
                            1996.......................     320,993
                            1997.......................     336,201
                            1998.......................     321,169
                            1999.......................     145,465
                                                         ----------
                               Total...................  $1,429,613
                                                         ==========

The Company's life insurance subsidiary is subject to state guaranty association assessments. The assessments are made by the associations to obtain funds to pay off policyholders of insolvent insurance companies. In 1994, 1993 and 1992, the Company recorded approximately $1.8 million, $1.5 million and $1.3 million of assessments, respectively. At December 31, 1994 and 1993, accounts payable and other liabilities includes accrued guaranty fund assessments of $3.2 million and $2.0 million, respectively, which are reflected at present value using a discount rate of 8%. The Company has no control over these assessments and additional assessments in future years are probable, but undeterminable at this time.

The Company and its subsidiaries are involved in various litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material adverse effect upon the financial condition or results of operations of the Company.

The Internal Revenue Service (the "IRS") has conducted examinations of the Company's income tax returns for the years 1986 through 1990 and has proposed several adjustments to increase taxable income relating to the timing of certain deductions. Based on these adjustments, additional tax due would be approximately $1.3 million plus interest. However, additional taxes currently payable would be principally offset by deductions to taxable income in future periods. The Company has filed a protest with the Appellate Division of the IRS and is vigorously contesting all of the proposed adjustments. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

O.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures are made in accordance with the requirements of SFAS 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS and SFAS 119, DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

SFAS 119 requires fair value disclosures to be presented together with the related carrying amount in a summary table. The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1994 and 1993. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Debt Securities: The estimated market value disclosures for debt securities satisfy the fair value disclosure requirements of SFAS 107. (See Note D - Investments.)

Marketable Equity Securities: Fair value equals carrying value as these securities are carried at quoted market value.

Mortgage Loans: The fair values for mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans, Other Invested Assets, Cash and Short-Term Investments: The carrying amounts for these assets approximate the assets' fair values.

Other Financial Instruments Reported as Assets: The carrying amounts for these financial instruments (receivable from reinsurer and accrued investment income) approximate those assets' fair values.

Future Policy Benefits: The fair value of future policy benefits, principally deferred annuities, was determined to be the customers' account balance as management has the ability to reprice the deferred annuities on an annual basis.

Face Amount Certificate Reserves: The fair value for face amount certificate reserves was determined from discounted cash flow analyses of the certificates included in the reserve. The interest rates used in the analyses were based on interest rates currently being offered on the Company's certificates.

Other Financial Instruments Reported as Liabilities: The carrying amounts for other financial instruments (normal payables of a short-term nature, notes payable and deferred compensation and retirement benefits) approximate those liabilities' fair values.

Mandatory Redeemable Voting Convertible Preferred Stock: The fair value for mandatory redeemable voting convertible preferred stock equals the liquidation value plus any dividends in arrears.

Common Stock Held by Employee Benefit Plans: The fair value equals the most recent appraised value for 1994. For 1993 the fair value approximated the carrying value.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                            December 31
                                                -------------------------------------------------------------------
                                                              1994                               1993
                                                --------------------------------   --------------------------------
                                                    Carrying           Fair            Carrying           Fair
                                                      Value            Value             Value            Value
                                                --------------   ---------------   --------------   ---------------
Financial Instruments Recorded as Assets:
   Debt securities available-for-sale           $  653,207,076   $   653,207,076   $            -   $             -
   Debt securities held-to-maturity                 13,944,234        11,913,328      742,940,222       753,470,340
   Debt securities held-for-sale                             -                 -       16,674,496        17,514,330
   Equity securities                                   683,089           683,089          962,268           962,268
   Mortgage loans                                   36,257,214        37,373,864       44,255,353        49,310,908
   Policy loans                                     22,153,936        22,153,936       20,401,812        20,401,812
   Other invested assets                             1,694,506         1,694,506        2,188,327         2,188,327
   Cash and short-term investments                  41,168,183        41,168,183        9,661,532         9,661,532
   Other financial instruments reported
      as assets                                    114,276,196       114,276,196      123,199,179       123,199,179

Financial Instruments Recorded as Liabilities:
   Future policy benefits                          899,709,020       899,709,020      883,180,188       883,180,186
   Face amount certificate reserves                 60,355,015        60,050,268       67,028,639        68,069,645
   Other financial instruments reported
      as liabilities                                10,479,331        10,479,331       11,601,069        11,601,069

Mandatory Redeemable Voting
   Convertible Preferred Stock                      18,485,868        19,760,000       17,589,680        19,000,000

Common Stock Held by Employee
   Benefit Plans                                     1,916,519         1,916,519        4,808,551         4,808,551

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

P.   INDUSTRY SEGMENT DATA

The Company's principal business activities consist of four distinct business segments. SBM Company (the "Parent") manages six mutual fund companies. SBM Certificate Company currently issues single payment face amount certificates. SBM Financial Services, Inc. is registered as a broker and dealer in securities under the Securities and Exchange Act of 1934 and performs sales functions for SBM Certificate Company, affiliated mutual funds and State Bond and Mortgage Life Insurance Company. State Bond and Mortgage Life Insurance Company is licensed as a life insurer and issues a variety of ordinary life insurance policies and flexible premium and single premium deferred annuities. SBM Company segment data is as follows:

(Dollar amounts         SBM COMPANY                                      STATE BOND
in thousands)        MUTUAL                  SBM                          AND MORTGAGE    ADJUSTMENTS
                     FUND       GENERAL     CERTIFICATE  SBM FINANCIAL    LIFE INSURANCE     AND
                   OPERATIONS   CORPORATE   COMPANY       SERVICES, INC.   COMPANY        ELIMINATIONS     CONSOLIDATED
                   ----------   ---------   -----------  --------------- ---------------  ------------     ------------
1994:
  Total revenues    $1,399      $ (258)     $ 5,336      $ 9,191         $ 55,598         $ (11,334)       $    59,932
  Pretax income        240      (1,260)         555            -            4,406)                -             (4,871)
  (loss)2
  Income (loss)2       158      (1,208)         383            -           (2,937)                -             (3,604)
  Identifiable assets    -      (8,085)      60,563        1,004          906,449             9,433            969,364
  Liabilities            -       3,235       60,376          441          917,486              (599)           980,939
1993:
  Total revenues    $1,401      $  337      $ 5,413      $11,797           60,642          $ (7,543)            72,047
  Pretax income        302        (642)          56            -            5,832                 -        -     5,548
  (loss)2
  Income (loss)2       199        (415)         101            -            3,863                 -        -     3,748
  Identifiable assets    -      60,198       70,939          992          949,800           (57,019)       - 1,024,910
  Liabilities            -       5,675       67,058          495          897,852              (527)       -   970,553
1992:
  Total revenues    $1,316      $  265      $ 5,596      $12,928         $ 58,319          $ (9,397)        $   69,027
  Pretax income        324        (810)        (235)           -            5,949              (648)             4,580
  (loss)2
  Income (loss)2       214        (749)         (85)           -            3,874              (215)             3,039
  Identifiable assets    -      51,980       70,308        1,268          856,945           (47,134)           933,367
  Liabilities            -      13,142       66,576        1,116          814,886              (978)           894,742

1 The operations of State Bank and Trust Company of New Ulm were sold in 1992 and have been classified as discontinued operations. See Note B.

2 Before discontinued operations and cumulative effect of change in accounting principle in 1992.

The Company's capital expenditures and related depreciation expenses are incurred by the Parent and SBM Certificate Company. For the three years ended December 31, 1994, total capital expenditures for the Parent were $161,330, $266,284 and $209,872, respectively, and depreciation expense for the Parent and SBM Certificate Company was $248,474 and $54,017; $259,347 and $58,678; and $252,371 and $59,262, respectively.

Income (loss) of each industry segment includes a provision for income taxes calculated on a separate return basis, (except for the Parent's segments, which are allocated taxes (credits) based on the segments' percentage of pretax income
(loss) to the Parent's total) modified to the extent that benefits from operating losses are recognizable for SBM Company on a consolidated basis.

The adjustments and eliminations required to determine consolidated amounts shown above consist principally of elimination of intersegment financial income, investments in consolidated subsidiaries and intersegment receivables or payables. Intersegment income is related primarily to commissions earned by SBM Financial Services, Inc. on the sale of the other subsidiaries' products to outside customers.

The Parent received dividends from its life insurance subsidiary of $650,000 in 1994, $1,855,000 in 1993 and $1,000,000 in 1992. The Parent received dividends of $83,720 from its broker-dealer subsidiary during 1992.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting and financial disclosure and no change of accountants during the last two years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the directors, nominees, and executive officers of the Company at March 15, 1995.

Name
Year First Became
Director or Officer     Position with       Business
     (Age)              Company             Experience
- -------------------     -------------       ----------

Richard M. Evjen        Director           President, The Evjen Asso-
   1993                 (Common Stock      ciates, Inc., architects/
   (62)                 Class II)              engineers/planners

Kennon V. Rothchild     Director           Chairman and Chief
   1992                 (Common Stock      Executive Officer,
   (66)                 Class I)           RCN Associates, Inc.,
                                           mortgage banking con-
                                           sultants, since 1989;
                                           prior thereto, Chief
                                           Executive Officer and
                                           Chairman of the Board,
                                           H. & Val J. Rothchild,
                                           Inc., mortgage banking.

Robert M. Winslow       Director           Professor of Medicine,
   1992                 (Common Stock      University of California
   (53)                  Class I)          at San Diego

Charles A. Geer         President &        President and Chief
   1993                 Chief Executive    Executive Officer,
   (54)                 Officer            SBM Company, SBM Certi-
                                           ficate Company, a subsid- ary of SBM
                                           Company and an issuer of face amount
                                           certificates registered under the
                                           Investment Company Act of 1940, and
                                           the State Bond Group of Mutual Funds,
                                           a group of six affiliated open-end
                                           management investment companies
                                           registered under the Investment
                                           Company Act of 1940; President, State
                                           Bond and Mortgage  Life Insurance
                                           Company, a subsidiary of SBM Company
                                           and a life insurance company;
                                           Director, SBM Financial Services,
                                           Inc., a subsidiary of SBM Company and
                                           a  registered  broker-dealer. Owner,
                                           Charles Geer Associates, a private
                                           merchant banking firm and consulting
                                           attorney.

Edward L. Zeman         Vice President,    Vice President, Treasurer,
    1990                Treasurer, Chief   Chief Operating Officer,
    (40)                Operating Officer, and Chief Financial Offi-
                        and Chief          cer, SBM Company, SBM Cer-
                        Financial Officer  tificate Company, and State
                                           Bond and Mortgage Life In-
                                           surance Company; Vice
                                           President, Chief Financial Officer,
                                           and Treasurer, the State Bond Group
                                           of Mutual Funds; Vice President,
                                           Chief Financial Officer, Treasurer,
                                           and Director, SBM Financial
                                           Services, Inc.

Walter W. Balek         Senior Vice         Senior Vice President, SBM
    1965                President           Company; Vice President,
    (74)                                    SBM Certificate Company,
                                            State Bond Group of Mutual
                                            Funds, State Bond and
                                            Mortgage Life Insurance
                                            Company, and SBM Financial
                                            Services, Inc.

Richard M. Carlblom     Vice President      Vice President, SBM Com-
    1991                                    pany, SBM Certificate
    (45)                                    Company, and State Bond
                                            and Mortgage Life
                                            Insurance Company;
                                            President and Director,
                                            SBM Financial Services,
                                            Inc.

Darell R. Evers         Vice President      Vice President, SBM Compa-
    1989                                    ny, SBM Certificate Compa-
    (52)                                    ny, State Bond and Mort-
                                            gage Life Insurance Compa-
                                            ny, and SBM Financial Ser-
                                            vices, Inc.

Stewart D. Gregg        Vice President,     Vice President, Gen-
    1990                General Counsel,    eral Counsel, and
    (40)                and Secretary       Secetary, SBM Com-
                                            pany, SBM Certificate  Company, the
                                            State Bond Group of Mutual Funds,
                                            State Bond and Mortgage   Life
                                            Insurance Company, and SBM Financial
                                            Services, Inc.

Keith O. Martens       Executive Vice       Executive Vice President -
    1972               President -          Investments, SBM Company;
    (55)               Investments          Vice President, SBM
                       (principal           Certificate Company, the
                       portfolio            State Bond Group of
                       manager)             Mutual Funds, and State
                                            Bond and Mortgage Life
                                            Insurance Company

Louis J. Knippenberg    Vice President      Vice President - SBM
    1992                                    Company and State Bond and
    (56)                                    Mortgage Life Insurance
                                            Company; Assistant Vice
                                            President - SBM Financial
                                            Services, Inc.

Ann M. Schmid           Vice President -    Vice President -
    1988                Investments         Investments, SBM Com-
    (30)                (fixed - income     pany, SBM Certificate Com-
                        portfolio           pany, the State Bond Group
                        manager for         of Mutual Funds, State
                        SBM Life and        Bond and Mortgage Life In-
                        SBM Certificate     surance Company, and SBM
                        Company)            Financial Services, Inc.

The members of the Company's Board of Directors are elected separately by either the holders of the Company's outstanding common stock or the holders of the Company's outstanding Series A Mandatory Redeemable Voting Convertible Preferred Stock (the "Series A Preferred Stock"). Of the current three members of the Board, all were elected by the holders of the Company's outstanding common stock. The members of the Company's Board of Directors elected by the holders of the Company's common stock are elected in three classes and serve staggered three-year terms. They hold their positions for the term of their class until the applicable regular meeting of the shareholders and until their successors are elected and qualified. The members of the Board elected by the holders of the Company's Series A Preferred Stock are elected for one-year terms and until their successors are elected and qualified.

The Company's Series A Preferred Stock currently gives the holders of such stock the right to elect a total of forty percent(but at least three) of the Board of Directors of the Company. There are no current directors elected by the holders of the Company's Series A Preferred Stock. The Preferred Stock directors resigned in 1994.

Messrs. Evjen and Rothchild, are also directors of the State Bond group of mutual funds, which consists of State Bond Cash Management Fund, State Bond Common Stock Fund, State Bond Diversified Fund, State Bond Tax Exempt Fund, State Bond Minnesota Tax-Free Income Fund, and State Bond U.S. Government and Agency Securities Fund. These funds are open-end management investment companies registered under the Investment Company Act of 1940. The Company acts as investment adviser to the funds. Messrs. Evjen, Rothchild, and Winslow also act as directors of SBM Certificate Company. SBM Certificate Company is an indirect wholly-owned subsidiary of the Company and is an issuer of face amount certificates registered under the Investment Company Act of 1940. The Company provides certain management services to SBM Certificate Company pursuant to a Management Agreement. Mr. Zeman is a director of Dotronix, Inc.

There were twelve meetings of the Board of Directors of the Company during its last fiscal year. All current members of the Board attended 75% or more of the meetings of the Board during such year.

The Company's Board of Directors has an audit committee, which met twice during 1994. The audit committee is comprised of Messrs. Richard M. Evjen and Robert M. Winslow. The function of the audit committee is generally to review with the Company's outside, independent auditors the scope and standards of such auditor's annual audit as well as review the results of their audit with them. The Company's directors also have a compensation committee. This committee met or conferred on numerous occasions in 1994. The function of this committee is to set executive compensation. The compensation committee consists of Messrs. Rothchild and Winslow.

The terms of office for executive officers are for one year. With the exception of Charles A. Geer, Edward L. Zeman, Stewart D. Gregg and Louis J. Knippenberg, all of the Company's executive officers have been employed by the Company or its subsidiaries for more than five years. Prior to joining the Company and currently, Mr. Geer was the owner of a private merchant banking firm and consulting attorney. Prior to joining the Company in June of 1990, Mr. Zeman was associated with the Deloitte & Touche LLP accounting firm, where he most recently had held the position of Senior Manager. Mr. Gregg was associated with Oppenheimer Wolff & Donnelly, a private law firm. Mr. Knippenberg was Regional Marketing Director of Minnesota Protective Life Insurance Company.

ITEM 11. EXECUTIVE COMPENSATION


                                                SUMMARY COMPENSATION TABLE

The compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose salary and bonus exceeded
$100,000 during 1994 is set forth in the table below.

                                               Other
                                               Annual                                 All Other
Name & Principal                            Compensation               Options/     Compensation
   Position         Year   Salary(1)   Bonus  (2)(3)(4)                SARs             (5)(6)
- ----------------    ----   ---------   -----  ---------                ----             ------
Charles A. Geer(7)  1994  $225,000(8)    -0-      -0-                   168,361(10)        -0-
President and                     (9)                                   shares
Chief Executive
Officer


Roman G. Schmid(11) 1994  $323,217(12)   -0-   $  276                  -0-              $ 94,863
Former Chairman of  1993   294,859   $ 68,850   3,382                  -0-               113,908
Board, President,   1992   265,534     55,300   7,500                  -0-               113,796
and Chief Execu-
tive Officer

Keith O. Martens    1994  $105,460    $ 5,250     -0-                  -0-               $ 7,146
Executive Vice      1993   100,464     13,000     -0-                  -0-                 7,829
President -         1992    95,695     11,900     -0-                  -0-                 7,412
Investments

Edward L. Zeman     1994  $149,375   $ 57,500     -0-                  -0-                10,118
Vice President,     1993   133,792     44,050     -0-                  -0-                10,426
Chief Operating     1992   105,333     37,120     -0-                  -0-                 8,159
Officer, Chief
Financial Officer,
and Treasurer

Stewart D. Gregg    1994  $105,031    $25,294      -0-                 -0-                $7,099
Vice President and  1993    89,792     14,700      -0-                 -0-                 6,998
General Counsel     1992    84,792     11,700      -0-                 -0-                 6,384

(1) This amount includes sales commissions paid in 1994, 1993, and 1992 to Mr. Schmid in the amounts of $927, $1,109, and $1,159, respectively, and to Mr. Martens in the amounts of $668, $672, and $1,112 respectively.

(2) The aggregate amount of "perquisites" received during 1994 by those individuals listed in the table above did not exceed the lesser of $50,000 or 10% of their respective listed salary and bonus received during the year.

(3) This includes $1,915 of "above-market earnings" accrued for the benefit of Mr. Schmid in 1993 pursuant to a Deferred Compensation Plan maintained by the Company. The earnings on the Plan for 1994 and 1992 did not constitute "above-market earnings" and are not reflected in the above Summary Compensation Table.

(4)  The Company  accrued $276,  $1,467,  and $7,500,  in 1994,  1993, and 1992,
     respectively, for the benefit of Mr. Schmid for post-retirement benefits payable to Mr. Schmid pursuant to the terms of an employment agreement. The employment agreement, which was dated March 20, 1975 and was amended on February 16, 1978, and October 26, 1987, and was amended and restated on April 8, 1994. The agreement provides for consulting fees and non-competition payments through December 31, 1994. The agreement provides, commencing on January 1, 1995, for Mr. Schmid to receive an aggregate of $11,512 per month until December 31, 1999, at which time he shall receive a monthly salary until his death of $6,012. Also, under the agreement, if Mr. Schmid's wife survives him, upon his death she is to receive $3,006 per month until her death. Of the monthly payments, $6,012 is subject to escalation or de-escalation pursuant to an index described in the contract. See Note L to the Company's consolidated financial statements.

(5) The Company paid insurance premiums of $99,263 in each of 1994, 1993, and 1992, for the benefit of Mr. Schmid pursuant to a split-dollar arrangement. The Company has entered into an agreement with an irrevocable trust established by Roman G. Schmid and Helen M. Schmid to pay the annual premium on a life insurance policy on their joint lives. Under the arrangement, a split-dollar life insurance plan, Mr. and Mrs. Schmid will reimburse the Company for the insurance protection element of the premium and the Company will receive a return of premiums paid by it upon the maturity of the life insurance policy. The net premium paid by the Company in 1994 was $94,863.

(6) This represents amounts paid to the benefit of the named officers under the Company's employee benefit plans.

     The Company has two profit-sharing plans, an employee's Thrift Plan that went into effect in 1954 and an employee's Profit Sharing Stock Plan that went into effect in 1975. The following amounts were allocated to the Thrift Plan in 1994 as a Company contribution or as a forfeiture for the benefit of the persons listed in the above table: Stewart D. Gregg, - $6,866; Keith O. Martens - $6,912; and Edward L. Zeman - $9,787. The Company did not make a contribution to the Profit Sharing Stock Plan in 1994. The following amounts were allocated to the Profit Sharing Stock Plan in 1994 as forfeitures for the benefit of the persons listed in the above table: Stewart D. Gregg - $233; Keith O. Martens - $234; and Edward L. Zeman - $331.

(7) Mr. Geer commenced his engagement with the Company pursuant to the letter agreement between Mr. Geer and the Company in July of 1994. He acted as an independent contractor for the Company through December 31, 1994. He now is an employee of the Company.

(8) This represents $195,000 paid to Mr. Geer pursuant to the terms of his letter agreement with the Company, plus fees in the amount of $30,000 paid to Mr. Geer for acting as a director and as a member of the Special Committee of Independent Directors from January 1, 1994 through July of 1994. Mr. Geer was a director of the Company through July of 1994.

(9) Excludes $90,000 which was advanced to Mr. Geer as a deposit under his letter agreement with the Company.

(10) In 1994, Mr. Geer was issued a warrant to acquire common stock equal to 5% of the Company's outstanding shares, which at March 1, 1995 equaled 168,361 shares, at a price of $6.29 per share. The warrant and the underlying shares are not publicly traded and, as such, there is no definitive value for the warrant. The warrant is subject to optional and mandatory redemption by the Company upon the occurrence of certain events. See "Employment Agreements" on pages 47 to 48.

(11) Mr. Schmid retired from active management of the Company in June of 1994.

(12) This amount includes $147,498 paid to Mr. Schmid pursuant to the terms of his Amended and Restated Employment Agreement subsequent to his retirement from active management.

                             EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with a number of its executive officers.

LETTER AGREEMENT WITH CHARLES A. GEER. In August of 1994 the Company and Charles Geer entered into a letter agreement effective as of July 15, 1994 ("Initial Agreement") under which Mr. Geer agreed to serve as interim Chief Executive Officer of the Company and providing, under different circumstances, for $30,000 to $15,000 per month payment. Under the Letter Agreement, Mr. Geer served as an independent contractor and was permitted to continue his other consulting activities. The initial term under the Letter Agreement extended to June 30, 1996 and was terminable by the Company on 30 days' notice. The Initial Agreement provided, among other things, that Mr. Geer would receive a termination payment of $90,000 in the event of termination of his engagement by the Company before June 30, 1996, other than for cause, and of $180,000 if terminated before June 30, 1996 upon a change of control of the Company. Mr. Geer was advanced $90,000 as a deposit against such termination payment. In addition, Mr. Geer was entitled to receive a transaction bonus of 1% of the value of any new capital financing or the proceeds of the sale of substantial assets by the Company during the term of his engagement.

In November of 1994, the Company and SBM Life entered into a letter agreement with Mr. Geer (the "Letter Agreement") superseding the Initial Agreement and providing the terms of Mr. Geer's full-time employment as Chief Executive Officer of the Company and of SBM Life and affiliated mutual funds and providing for a monthly salary under different circumstances, of $30,000 to $22,500, less the value of any employee benefits received. The initial term under the Letter Agreement extends to June 30, 1996 although employment is terminable by the Company on 30 days' notice. The Letter Agreement provides, among other things, for a termination bonus, in lieu of severance pay, of $135,000 in the event of Mr. Geer's termination by the Company before June 30, 1996, other than for cause, and of $270,000 if terminated before June 30, 1996 upon a change of control of the Company. The termination deposit to Mr. Geer was increased to $135,000.

The Letter Agreement also provides for a transaction bonus of 1% of the net amount of the consideration received by the Company in the following transactions during the term of Mr. Geer's employment: (i) of the proceeds of a substantial new capital financing for the Company, or subsidiary, (ii) of the proceeds of a substantial sale of assets by the Company, or subsidiary, (iii) of the proceeds of the sale of securities by the Company or subsidiary; or (iv) of the proceeds of the sale of shares by stockholders in a tender offer.

WARRANT ISSUED TO CHARLES GEER. In connection with the execution of the Letter Agreement, the Company issued Mr. Geer a warrant to purchase five percent of the Company's common stock outstanding on a fully-diluted basis (assuming for purposes of calculating the percentage that all options and convertible securities have been exercised or converted) at a price of $6.29 per share (the "Warrant"). The Warrant contains standard anti-dilution protections such that the Warrant purchase price will be approximately adjusted in the event of a stock split, stock combination or reorganization and also contains price protection such that if the Company were to issue, or enter into a binding commitment to issue, 100,000 or more shares of common stock on or before March 31, 1995 at a price less than the Warrant purchase price, the Warrant purchase price would be reduced to such lesser price.

The Warrant gives the Company the right to redeem and Mr. Geer the right to require the Company to repurchase the Warrant if at any time prior to December 31, 1996 his employment is terminated by the Company or by Mr. Geer, without cause. The redemption price is $300,000 before the occurrence of a change of control of the Company and $500,000 after such an event. The Warrant will expire and may not be exercised if the Company terminates Mr. Geer's employment for cause.

Mr. Geer anticipates requiring redemption of the Warrant as a part of the closing of the sale referred to in Item 1.a. which, because it involves a change of control, will entitle Mr. Geer to receive $500,000.

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS. In November 1994, the Company and SBM Life entered into employment agreements with each of Edward Zeman, Stewart Gregg, Richard Carlblom, Keith Martens and Dale Bauman which provide for payments to such individuals in the event of a change in control or a termination of employment other than for cause.

The agreements with Messrs. Zeman and Gregg provide for, among other things, bonus payments upon execution of a definitive agreement to refinance and/or sell the Company or a controlling interest in the Company (an "Agreement Bonus") in an amount not greater than specified percentages of annualized 1995 compensation (40% for Mr. Zeman and 20% for Mr. Gregg), as determined by the Chief Executive Officer in his sole discretion, and bonus payments upon the closing of the transaction contemplated by the definitive agreement (a "Closing Bonus") in an amount not greater than specified percentages of annualized 1995 compensation (75% for Mr. Zeman and 50% for Mr. Gregg), as determined by the Chief Executive Officer in his sole discretion, provided that they are employed by the Company at the relevant times. The agreements also provide for payments upon termination of employment by the Company, including constructive termination of employment, other than for cause, in varying amounts, not greater than twelve months' base salary, depending upon the circumstances surrounding the termination.

In determining the actual amount of the bonuses to be paid to Messrs. Zeman and Gregg, the employment agreements require the Chief Executive Officer to consider various performance factors. The amounts of the Agreement bonuses have been determined by the Chief Executive Officer and 15% of the Agreement bonuses was paid subsequent to execution of the Agreement and the balance will be paid at closing. The aggregate amount of the Agreement Bonuses is $75,000.

Each of the agreements provides that if it is assumed by an acquiror of the Company's business such entity shall, prior to December 31, 1995, either terminate the agreement or state its intentions with respect to continuation of employment and, if long-term employment is offered, where such employment will be located and what its terms will be.

The agreement with each of Messrs. Carlblom, Martens and Bauman provides for, among other things, a change of control bonus in an amount not less than 5% and not greater than 20% of 1995 base compensation, as determined by the Chief Executive Officer, and a termination fee upon termination of employment by the Company, for other than substantial cause, of varying amounts, not greater than six months' base salary, depending upon the circumstances surrounding the termination. In determining the actual amount of the bonuses to be paid, the employment agreements require the Chief Executive Officer to consider various performance factors.

Pursuant to the Agreement between the Company and ARM discussed in Item 1.a. hereof, ARM has agreed to assume all of the Company's obligations, except the bonus obligations, under the aforementioned agreements. The Agreement requires ARM to offer as of the closing date transitional or regular employment to each current employee of the Company in good standing. In the event any of Messrs. Zeman, Gregg, Carlblom, Martens, or Bauman accepts such employment, ARM shall no later than December 31, 1995 offer regular employment to such person or inform them that no such offer will be made. If no offer of regular employment is made or if such offer relates to a location outside of the Minneapolis - St. Paul metropolitan area and is not accepted by such person, ARM will pay the change of control payments set forth above.

                           OPTION/SAR GRANTS IN 1994

The Company did not grant any options or SARs in 1994, other than the Warrant issued to Charles A. Geer, as described in the preceding section.

- -------------------------------------------------------------------------------------------------------------------

                                      Percent of
                                      total
                                      options/SARs
                 Number of            granted to em-
                 Securities           ployees in      Exercise or   Expira-
                 Underlying Option/   fiscal year     purchase       tion
Name             Sars Granted                         price          date                5%                10%
- --------         ------------         --------        --------       --------        ----------        ------------

Charles A. Geer  168,361(1)           100%            $6.29          N/A             $52,950(2)        $105,899 (2)

(1)  Based on 5% of the outstanding shares of Common Stock as of March 1, 1995.

(2) There is no public market for the Company's common stock or definitive price for the stock. In addition, the warrant listed in the above chart has no term. Therefore, projected appreciation is portrayed for a one-year period and is based upon the exercise price of the warrant of $6.29 per share.

- --------------------------------------------------------------------------------------------------------------------

              AGGREGATED OPTION/SAR EXERCISES IN 1994 AND YEAR-END
                               OPTION/SAR VALUES

There were no options or SARs exercised in 1994 or outstanding at December 31, 1994 other than the warrant as described in Item 11 Note 9 and Item 11 "Employment Agreements."

                           COMPENSATION OF DIRECTORS

Members of the Board of Directors of the Company who are also officers and/or employees of the Company are not compensated by the Company for their services as directors. Other directors receive an annual fee of $3,600 plus an additional sum equal to (1)(a) $2,700 if the director attends 75% or more of the regular meetings of the Board of Directors during the year, or (b) if the director attends less than 75% of such meetings of the Board of Directors during the year, an amount equal to $675 multiplied by the total number of regular meetings of the Board of Directors the director did attend, and (2) $675 for each special meeting. In addition, directors who are members of the Compensation Committee, the Executive Committee, the Audit Committee, or the Special Committee of Independent Directors are paid a per-meeting fee for each meeting. The Company's life insurance subsidiary also pays director fees in accordance with the above fee schedule. The Company and its life insurance subsidiary in the aggregate paid or accrued $104,500 in Director fees in 1994 and $90,250 for Committee meetings. Directors also are reimbursed for reasonable travel expenses incurred in attending Board meetings. Such reimbursement totaled $50,346 in 1994.

Members of the Board of Directors who are not officers or employees of the Company and who serve as directors of the Company's insurance company subsidiary or the State Bond group of mutual funds are separately compensated by those companies for acting as directors of such companies.


                 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
                    PARTICIPATION IN COMPENSATION DECISIONS

The three members of the Company's Compensation Committee in 1994 were John C Head III, Kennon V. Rothchild, and Robert M. Winslow. Mr. Head resigned as a director in November of 1994.

As is discussed in Item 1.a. hereof, the Company has entered into an agreement to sell substantially all of its business operations and, in connection with such sale, the Company and Mr. Head will provide mutual releases.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the ownership of the issued and outstanding shares of the stock of the Company as of March 1, 1995, by all persons who owned 5% or more of a class of such shares, by directors, by the executive officers listed in Item 11 hereof, and by all executive officers and directors of the Company as a group.

                              Amount and
                              Nature of
                              Beneficial     Title of     Percent
Name and Address              Ownership       Class      of Class
- ----------------              ---------      --------    --------

Roman G. Schmid               -0-       (1)   ----          ----
8400 Normandale Lake Blvd.    Record and
Suite 1150                    Beneficial
Minneapolis, MN 55437

Clara K. Schonlau             354,400   (2)   Common       16.26%
300 South State Street        Beneficial      Stock
New Ulm, MN 56073

Henry Somsen                  120,000         Common        5.51%
211 2nd Street                Record and      Stock
New Ulm, MN 55901             Beneficial

Firstar Trust Company         304,693   (3)   Common       13.98%
 of Minnesota                 Record          Stock
601 Marquette Avenue
Minneapolis, MN  55402

State Bank & Trust Co.        249,835   (4)   Common       11.46%
 of New Ulm                   Record          Stock
100 North Minnesota St.
New Ulm, MN 56073

SBM Company                   257,413   (5)   Common       11.81%
Profit Sharing                Beneficial      Stock
Stock Plan

SBM Partners L.P.             15,000    (6)   Series A     78.95%
545 Madison, 6th Floor        Record and      Preferred
New York, NY 10022            Beneficial      Stock


                              145,900         Common        6.69%
                              Record and      Stock
                              Beneficial

Georgia International         4,000      (7)  Series A     21.05%
Life Insurance Company        Record and      Preferred
500 W. 5th Street             Beneficial      Stock
Winston-Salem, NC 27152

Charles A. Geer                 -0-     (8)   ----           ----
4440 IDS Center
Minneapolis, MN  55402

Richard M. Evjen                -0-           ----           ----
P.O. box 225
Hudson, WI 54016

Stewart D. Gregg              290        (1)   Common  (9)
8400 Normandale               Record and       Stock
Lake Boulevard                Beneficial
Suite 1150
Minneapolis, MN  55437

John C Head III               19,000     (10) Series A       100%
545 Madison                   Beneficial      Preferred
6th Floor                                     Stock
New York, NY 10022

                              145,900   (11) Common         6.69%
                              Beneficial     Stock

Keith O. Martens              7,800      (1)  Common       (9)
8400 Normandale Lake Blvd.    Record and      Stock
Suite 1150                    Beneficial
Minneapolis, MN 55437

Kennon V. Rothchild           2,200           Common       (9)
2300 American National        Beneficial      Stock
 Bank Building
St. Paul, MN 55101

Robert M. Winslow             1,000           Common       (9)
Dept. of Medicine             Record and      Stock
Univ. of California -         Beneficial
Veterans Affairs Medical Cntr.
3350 LaJolla Village
 Drive (111-E)
San Diego, CA 92161

Edward L. Zeman               400        (1)  Common       (9)
8400 Normandale Lake Blvd.    Record and      Stock
Suite 1150                    Beneficial
Minneapolis, MN 55437

All current executive         56,648 (1)(12)  Common        2.60%
officers and directors        Record and      Stock
as a group (11 persons)       Beneficial

(1) This figure does not include shares of Company common stock allocated to the account of current and former officers of the Company under the Company's Thrift Plan and Profit Sharing Stock Plan. At March 1, 1995, under these two Plans, 68,286.223 common shares, or 3.13% of the common shares outstanding, had been allocated to current and former executive officers of the Company, including Messrs. Gregg, Martens, Schmid, and Zeman. Mr. Schmid had been allocated 31,703.923 shares, or 1.45% of the common shares outstanding, under the two Plans. Mr. Gregg had been allocated 1,011.931 shares, or less than 1% of the common shares outstanding, under the two Plans. Mr. Martens had been allocated 6,144.219 shares, or less than 1% of the common shares outstanding, under the two Plans. Mr. Zeman had been allocated 1,501.218 shares, or less than 1% of the common shares outstanding, under the two Plans. Persons who have been allocated shares under either of the Plans have voting power over these shares. See Note 3.

(2) Of these shares, 352,800 are held of record by Robert Struyk and First Bank National Association of Minneapolis as Trustees of the Trust under the will of T. H. Schonlau, and 1,600 are held of record by State Bank & Trust Company of New Ulm as Trustee of the Clara Schonlau Revocable Trust, of which trusts Mrs. Schonlau is the life beneficiary.

(3) These shares are held by the record holder as trustee of the Company's Thrift Plan and Profit Sharing Stock Plan. Pursuant to the terms of these Plans, the trustee votes the shares held by the Plans unless, pursuant action of the Plan Administrative Committee, voting rights have been passed through to Plan Participants. The Administrative Committee for the Plans has passed through the right to vote shares held by the Plans. Shares in the Plans as to which the officers of the Company exercise investment power are not included as beneficially owned by the named officer or all officers and directors as a group solely by reason of possession of such investment power.

(4) The Bank holds these shares as trustee of a number of trusts. All shares as to which the Bank exercises investment power, either sole or shared, are reflected in the foregoing table as beneficially owned by the Bank, including the 1,600 shares held as trustee of the Clara Schonlau Revocable Trust referred to in Note 2. The Bank exercises sole (222,478 shares) or shared (27,357 shares) investment power with respect to all such shares through its Trust Investment Committee.

     In addition to the shares listed in the foregoing table, the Bank holds 15,868 shares as to which the Bank exercises no investment power.

(5)  These shares are held of record by Firstar Trust Company of Minnesota.  See
     Note 3.

(6) SBM Partners L.P. is a Delaware limited partnership of which Jupiter Industries, Inc. and Head Insurance Investors L.P. are the sole general partners.

(7)  Georgia  International  is  a  wholly-owned   subsidiary  of  Integon  Life
     Insurance Corporation and an affiliate of SBM Partners L.P. See Note 6 hereof.

(8) In 1994, Mr. Geer was issued a warrant to acquire common stock equal to 5% of the Company's outstanding shares, at a price of $6.29 per share. The warrant and the underlying shares are not publicly traded and, as such, there is no definitive value for the warrant. The warrant is subject to optional and mandatory redemption by the Company upon the occurrence of certain events. See "Employment Agreements" on pages 47 to 48.

(9)  Less than 1%.

(10) These shares are held of record by SBM Partners L.P. and Georgia International Life Insurance Company. Mr. Head is a controlling person of both entities. See Notes 6 - 7 hereof.

(11) These shares are held of record by SBM Partners L. P. See Note 9.

(12) Includes shares held by or for spouses and minor children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into an employment agreement and a split-dollar arrangement with Roman G. Schmid, the former Chairman, Chief Executive Officer, and President of the Company. See Notes 4 and 5 to Item 11 hereof.

     In 1994, Charles A. Geer, President and Chief Executive Officer of the Company, entered into a Letter Agreement with the Company, and was issued a warrant by the Company. See Item 11 Note 10 and Item 11 "Employment Agreements". Mr. Geer received a prepayment of $90,000 pursuant to his Letter Agreement with the Company. No other officer or director of the Company was directly indebted to the Company in 1994.

     The Company has entered into an agreement to sell its business to a third party. See Item 1.a. hereof. Pursuant to employment agreements between the Company and Executive Officers of the Company, such Officers may receive special payments in connection with such transaction. See "Employment Agreements" at pages 47 to 48.

     As is discussed in Section 1.a. hereof, in connection with the proposed sale of the Company's business, the Company and Mr. John C Head III, a former director of the Company and a principal beneficial owner of the Company's stock, will provide mutual releases.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements of SBM Company and Subsidiaries for year ended December 31, 1994 included in Item 8.

                                                                   10-K Page
                                                                   ---------
         Independent Auditors' Report                               F-1 (39)
         Consolidated Balance Sheets -                              F-2 (40)
          December 31, 1994, and 1993
         Consolidated Statements of Income                          F-3 (41)
          - Three years ended December 31, 1994
         Consolidated Statements of
          Stockholders' Equity - Three Years                        F-4 (42)
          ended December 31, 1994
         Consolidated  Statements  of Cash  Flows - Three           F-5 (43)
          Years ended December 31, 1994
         Notes to Consolidated Financial
          Statements - Three years ended
          December 31, 1994                                      F-6-F-22(44-60)

     (a)  2.  The  following   Financial  Statement  Schedules  and  Independent
Auditors' Report are included herein:

                                                       10-K Page
                                                       ---------

Independent Auditors' Report on Financial
Statement Schedules ................................... S-1 (96)

SBM Company - Consolidated Financial Statement Schedules:

Schedule I - Summary of Investments - Other than
Investments in Related Parties- December 31, 1994
         .............................................. S-2 (97)
Schedule II - Condensed Financial
         Information of Registrant
         - Three Years Ended December 31, 1994 ...S-3 - S-6 (98-101)

Schedule III - Supplementary
         Insurance Information
         - Three Years Ended December 31, 1994....S-7 - S-8 (102-103)

Schedule IV - Reinsurance
         Three Years Ended December 31, 1994......S-9 (104)

Schedule I - Marketable Securities - Other
         Security Investments - December 31, 1993*

Schedule IX - Short-Term Borrowings - Three
         Years Ended December 31, 1993*


     * Filed as pages S-2 (63) and S-7 (68) to Form 10-K filed March 31, 1994 (File No. 811-407), and incorporated herein by reference.

SBM Certificate Company-Schedules for Registered
Investment Companies:


         Independent Auditors' Report on Financial Statement Schedules*

         Schedule I - Investments in Securities of
                  Unaffiliated Issuers - December 31, 1994*
         Schedule III - Mortgage Loans on Real Estate and Interest Earned on Mortgages - Year Ended
                  December 31, 1994*
         Schedule IV - Real Estate Owned and Rental Income -
                  Year Ended December 31, 1994*
         Schedule V - Qualified Assets on Deposit
                  December 31, 1994*
         Schedule VI - Certificate Reserves - Year Ended
                  December 31, 1994*
         Schedule VII - Valuation and Qualifying Accounts Years Ended December 31, 1994 and 1993*

         * Financial Statement Schedules for Registrant are incorporated herein by reference and were previously filed as pages 45 to 74 to Post Effective Amendment No. 6 to Registration Statement on Form S-1 of SBM Certificate Company filed March 31, 1995 (File No. 33-38066).

Independent Auditor's Report on Financial Statement Schedules **

         Schedule I - Investments in Securities of Unaffiliated Issuers
         - December 31, 1993.**

         Schedule III - Mortgage Loans on Real Estate and Interest Earned on Mortgages - Year ended December 31, 1993**

         Schedule IV- Real Estate Owned and Rental Income - Year ended December 31, 1993**

         Schedule V - Qualified Assets on Deposit - December 31, 1993**

         Schedule IX - Supplementary Profit and Loss Information - Three years ended December 31, 1993.**

         Schedule XI - Certificate Reserves - Year ended December 31, 1993**

         ** Filed as pages 52-80 to Post-Effective Amendment No. 5 to Registration Statement No. 33-38066 on Form S-1 of SBM Certificate Company, filed on February 25, 1994, and incorporated herein by reference.

Independent Auditor's Report on Financial Statement Schedules ***

         Schedule III - Mortgage Loans on Real Estate and Interest Earned on Mortgages - Year ended December 31, 1992. ***

         Schedule IV - Real Estate Owned and Rental Income - Year ended December 31, 1992. ***

*** Filed as pages 50-78 to Post-Effective Amendment No. 3 to Registration Statement No. 33-38066 on Form S-1 of SBM Certificate Company, filed on March 5, 1993, and incorporated herein by reference.

                  All  other   schedules  have  been  omitted  as  the  required
                  information is inapplicable or information is presented in the notes to the financial statements.

     3. List of required exhibits:

          (3) Amended and Restated Articles of Incorporation filed as Exhibit 3B to Form 10-K filed April 1, 1991 (File No. 811-407).*

               Amendment to Amended and Restated Articles of Incorporation filed as Exhibit 3A hereto.

               Restated By-laws, as amended, filed as Exhibit 3 to Form 10-K filed March 31, 1993 (File No.811-407).*

          (4) Instruments defining the rights of security holders - filed as exhibits 4A through 4K to Registration Statement No. 2-61993 dated June 27, 1978; Exhibit 4 to Registration Statement No. 2-76706 dated March 26, 1982; and Exhibit 4 to Registration Statement No. 33-6131 dated May 28, 1986.*

               Certificate of Designation of Series A Mandatory Redeemable Voting Convertible Preferred Stock filed as Exhibit 4A to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Certificate  of  Designation  of  Series  B  Voting   Convertible
               Participating Preferred Stock filed as Exhibit 4A to Form 10-K dated December 31, 1993 (File No. 811-407).*

               Exchange   Right  to   Acquire   Series   B  Voting   Convertible
               Participating Preferred Stock of the registrant filed as Exhibit 4B to Form 10-K dated December 31, 1993 (File No. 811-407).*

          (9)  Voting trust agreement - None

          (10) Material Contracts.

          The following documents were filed as the designated exhibits to Registration Statement No. 2-61993 dated June 27, 1978.*

               Employment Agreement between registrant and Ford H. Winslow dated January 23, 1975 - filed as Exhibit 11E.

               Management Agreement between registrant and State Bond and Mortgage Life Insurance Company dated May 26, 1967 - filed as
               Exhibit 13B.

               Agreement between registrant and SBM Financial Services, Inc. (formerly State Bond Sales Corporation) dated August 11, 1969 and amendment dated December 5, 1969 - filed as Exhibit 13C.

               Agreement between State Bond and Mortgage Life Insurance Company and SBM Financial Services, Inc. (formerly State Bond Sales Corporation) dated January 1, 1976 - filed as Exhibit 13D.


* Previously  filed as indicated and incorporated  herein by reference.

List of required exhibits (Continued)

               Agency Agreement between registrant and Common Stock Fund of State Bond and Mortgage Company dated June 26, 1972 - filed as
               Exhibit 13L.

               Agency Agreement between registrant and Diversified Fund of State Bond and Mortgage Company dated June 26, 1972 - filed as Exhibit 13M.

               Reinsurance Agreement between State Bond and Mortgage Life Insurance Company and Continental Assurance Company dated July 3, 1974 - filed as Exhibit 130.

               Reinsurance Agreement between State Bond and Mortgage Life Insurance Company and North American Life and Casualty Company dated August 6, 1973 - filed as Exhibit 13P.

               Reinsurance Agreement between State Bond and Mortgage Life Insurance Company and Lincoln National Life Insurance Company, undated and amendments thereto dated May 1, 1975, August 1, 1977 and August 9, 1977 - filed as exhibit 13Q.

* Previously filed as indicated and incorporated herein by reference.

List of required exhibits (Continued)

         The following documents were filed as the designated exhibits to Form 10-K or registration statements filed as indicated.

               Agency Agreement between the registrant and State Bond Tax Exempt Fund, Inc. dated May 22, 1984, filed as Exhibit 9 to Registration Statement No. 2-77156 dated May, 1984.*

               Administration Agreement between registrant and State Bond U.S. Government Securities Fund, Inc., dated November 21, 1985, filed as Exhibit 10B to Form 10K filed March 26, 1986 (File No. 811-407).*

               Accounting Services Agreement between the registrant and State Bond U.S. Government Securities Fund, Inc., dated November 21, 1985, filed as Exhibit 10D to Form 10K filed March 26, 1986 (File No. 811-407).*

               Administration Agreement between the registrant and State Bond Cash Management Fund, Inc. dated June 1, 1986 and filed as
               Exhibit  10F  for  Form  10K  filed  March  27,  1987  (File  No.
               811-407).*

               Accounting Services Agreement between the registrant and State Bond Government Securities Fund, Inc. (subsequently renamed State Bond Tax Exempt Fund, Inc.) dated July 6, 1982 and filed as
               Exhibit  10G  for  Form  10K  filed  March  27,  1987  (File  No.
               811-407).*

               Reinsurance Agreement between State Bond and Mortgage Life Insurance Company and American United Life Insurance Company dated November 1, 1987 and filed as Exhibit 10H to Form 10K filed March 27, 1987 (File No. 811-407).*

               Reinsurance Agreement between State Bond and Mortgage Life Insurance Company and Old Fort Life Insurance Co. LTD. dated December 1987 and filed as Exhibit 10A to Form 10K filed March 28, 1988 (Filed No. 811-407).*

               Transfer Agreement, between the registrant and State Bond Tax-Free Income Fund, Inc., dated December 17, 1987, filed as
               Exhibit 9(ii), to Registration Statement No. 33-18934 dated December 7, 1987.*

* Previously filed as indicated and incorporated herein by reference.

List of required exhibits (Continued)

               Reinsurance Agreement, Automatic Coinsurance, between registrant and Frankona America Life Reassurance Company dated October 1, 1988 filed as Exhibit 10C to Form 10K filed March 28, 1989 (File No. 811-407).*

               Reinsurance Agreement, Automatic YRT, between registrant and Frankona America Life Reassurance Company dated October 1, 1988, filed as Exhibit 10D to Form 10K filed March 28, 1989 (File No. 811-407).*

               Reinsurance Agreement, Bulk Accidental Death and Dismemberment Benefit, between registrant and Frankona America Life Reassurance Company dated January 1, 1989, filed as Exhibit 10E to Form 10K filed March 28, 1989 (File No. 811-407).*

               Amendment to Reinsurance Agreement between State Bond and Mortgage Life Insurance Company (SBM) and Old Fort Life Insurance Co. LTD. dated December 1989 - filed as Exhibit 10A to Form 10K filed March 28, 1990 (File No. 811-407).*

               Custody Agreement, as amended and supplemented, between registrant, SBM Certificate Company, and First Bank National Association dated December 20, 1990, filed as Exhibit 10(b) to Amendment No. 1 to Registration Statement No. 33-38066 of SBM Certificate Company dated January 2, 1991.*

               Assumption, Assignment Agreement and Bill of Sale between registrant and SBM Certificate Company dated December 31, 1990 filed as Exhibit 18(b) to Form N-8B-4 No. 811-6268 of SBM Certificate Company filed April 1, 1991.*

               Lease Agreement between registrant and Connecticut General Life Insurance Company dated May 11, 1990, filed as Exhibit 10C to Form 10K filed April 1, 1991 (File No. 811-407).*

               Reinsurance Agreement between registrant and NRG American Life Reassurance Corporation dated December 31, 1990, filed as Exhibit 10E to Form 10K field April 1, 1991 (File No. 811-407).*

* Previously filed as indicated and incorporated herein by reference.

List of required exhibits (Continued)

               Lease between registrant and Minnesota ND Properties, Inc. dated March 28, 1991, revised May 7, 1991 and revised May 13, 1991 filed as Exhibit 10D to Form 10K filed March 30, 1992 (File No. 811-407).*

               Amendment to Reinsurance Agreement between registrant and NRG American Life Reassurance Corporation dated June 30, 1991 filed as Exhibit 10E to Form 10K filed March 30, 1992 (File No. 811-407).*

               Trust Agreement between State Bond and Mortgage Life Insurance Company and NRG American Life Reassurance Corporation and Mellon Bank N.A. dated January 18, 1991 filed as Exhibit 10F to Form 10K filed March 30, 1992 (File No. 811-407).*

               Stock   Purchase   Agreement   between   registrant   and  Taylor
               Bancshares, Inc. dated November 29, 1991 filed as Exhibit 10J to Form 10K filed March 30, 1992 (File No. 811-407).*

               Lease between registrant and SBM Certificate Company dated January 1, 1992 filed as Exhibit 10K to Form 10K filed March 30, 1992 (File No. 811-407).* First Amendment to Lease dated June 30, 1993, filed as Exhibit 10A to Form 10-K dated December 31, 1993 (File No. 811-407).*

               Lease between SBM Certificate Company and State Bank & Trust Company of New Ulm dated August 13, 1992 filed as Exhibit 10A to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Data Processing Agreement between the registrant and State Bank & Trust Company of New Ulm dated August 13, 1992 filed as Exhibit 10B to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Non-Competition Agreement between the registrant and Taylor Bancshares, Inc. dated August 13, 1992 filed as Exhibit 10C to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Asset Purchase Agreement and Non-Competition Agreement between the registrant and ML Agency, Inc. filed as Exhibit 10D to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Agreement   between  the   registrant   and   Multico   Marketing
               Corporation dated July 14, 1983, as amended, filed as Exhibit 10F to Form 10-K filed March 31, 1993 (File No. 811-407).*

* Previously filed as indicated and incorporated herein by reference.

List of required exhibits (Continued)

               Agreement between the registrant and Tri-Mark Insurance Services, Inc. dated March 23, 1989, as amended, filed as Exhibit 10G to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Preferred Stock and Note Purchase Agreement by and among the registrant, SBM Partners L.P., and Integon Life Insurance Corporation dated December 20, 1992 filed as Exhibit 10H to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Registration Rights Agreement by and among the registrant, SBM Partners L.P., and Integon Life Insurance Corporation dated December 23, 1992 filed as Exhibit 10I to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Secured Promissory Note to BOT Financial Corporation dated December 8, 1992 filed herewith as Exhibit 10J to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Security Agreement between the registrant and BOT Financial Corporation dated December 8, 1992 filed as Exhibit 10K to Form 10-K filed March 31, 1993 (File No. 811-407).*

               Management Agreement between registrant and SBM Certificate Company dated September 21, 1993 filed as Exhibit 10(a) to Amendment No. 5 to Registration Statement No. 33-38066 of SBM Certificate Company dated February 24, 1994*

               Underwriting Agreement between SBM Financial Services, Inc. and SBM Certificate Company dated September 21, 1993 filed as Exhibit 1 to Amendment No. 5 to Registration Statement No. 33-38066 of SBM Certificate Company dated February 24, 1994.*

               Investment Advisory and Management Agreement between the registrant and State Bond Equity Funds, Inc. dated September 21, 1993, filed as Exhibit 5 to Registration Statement No. 2-19600 of State Bond Equity Funds, Inc. dated February 24, 1994. *

               Investment Advisory and Management Agreement between the registrant and State Bond Income Funds, Inc. dated September 21, 1993, filed as Exhibit 5 to Registration Statement No. 33-1176 of State Bond Income Funds, Inc. dated December 29, 1993. *

* Previously filed as indicated and incorporated herein by reference.

List of required exhibits (Continued)

               Investment Advisory and Management Agreement between the registrant and State Bond Investment Funds, Inc. dated September 21, 1993, filed as Exhibit 5 to Registration Statement No. 2-22365 of State Bond Investment Funds, Inc. dated February 24, 1994. *

               Investment Advisory and Management Agreement between the registrant and State Bond Money Funds, Inc. dated September 21, 1993, filed as Exhibit 5 to Registration Statement No. 2-74561 of State Bond Money Funds, Inc. dated September 27, 1993. *

               Investment Advisory and Management Agreement between the registrant and State Bond Municipal Funds, Inc. dated September 21, 1993, filed as Exhibit 5 to Registration Statement No. 2-77156 of State Bond Municipal Funds, Inc. dated October 20, 1993. *

               Investment Advisory and Management Agreement between the registrant and State Bond Tax-Free Income Funds, Inc. dated September 21, 1993, filed as Exhibit 5 to Registration Statement No. 33-18934 of State Bond Tax-Free Income Funds, Inc. dated October 20, 1993. *

               Underwriting Agreement between the registrant and State Bond Equity Funds, Inc. dated September 21, 1993 filed as Exhibit 6 to Registration Statement No. 2-19600 of State Bond Equity Funds, Inc. dated February 24, 1994.*

* Previously filed as indicated and incorporated herein by reference.

List of required exhibits (Continued)

               Underwriting Agreement between the registrant and State Bond Income Funds, Inc. dated September 21, 1993 filed as Exhibit 6 to Registration Statement No. 33-1176 of State Bond Income Funds, Inc. dated December 29, 1993.*

               Underwriting Agreement between the registrant and State Bond Investment Funds, Inc. dated September 21, 1993 filed as Exhibit 6 to Registration Statement No. 2-22365 of State Bond Investment Funds, Inc. dated February 24, 1994.*

               Underwriting Agreement between the registrant and State Bond Money Funds, Inc. dated September 21, 1993 filed as Exhibit 6 to Registration Statement No. 2-74561 of State Bond Money Funds, Inc. dated September 27, 1993.*

               Underwriting Agreement between the registrant and State Bond Municipal Funds, Inc. dated September 21, 1993 filed as Exhibit 6 to Registration Statement No. 2-77156 of State Bond Municipal Funds, Inc. dated October 20, 1993.*

               Underwriting Agreement between the registrant and State Bond Tax-Free Income Funds, Inc. dated September 21, 1993 filed as
               Exhibit 6 to Registration Statement No. 33-18934 of State Bond Tax-Free Income Funds, Inc. dated October 20, 1993.*

               SBM Company Thrift Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10B to Form 10-K dated December 31, 1993 (File No. 811-407)*. First Amendment to Thrift Plan dated December 22, 1994 filed as Exhibit 10A hereto.

               SBM  Company  Profit  Sharing  Stock Plan Trust  Agreement  dated
               November 1, 1993, filed as Exhibit 10C to Form 10-K dated December 31, 1993 (File No. 811-407)*. First Amendment to Stock Plan dated December 22, 1994 filed as Exhibit 10B hereto.


               Amended and Restated Employment Agreement between registrant and Roman G. Schmid dated April 8, 1994 - filed as an Exhibit to Form 8-K dated April 8, 1994 (File No. 811-407).*

               Engagement Agreement between registrant and Charles A. Geer dated November 22, 1994 and Warrant issued to Charles A. Geer filed as
               Exhibit 10C hereto.

               Employment Agreement between registrant and Edward L. Zeman dated November 22, 1994 filed as Exhibit 10D hereto.

               Employment Agreement between registrant and Stewart D. Gregg dated November 22, 1994 filed as Exhibit 10E hereto.

               Employment Agreement between registrant and Richard M. Carlblom dated November 30, 1994 filed as Exhibit 10F hereto.

               Employment Agreement between registrant and Keith O. Martens dated November 30, 1994 filed as Exhibit 10G hereto.

               Employment Agreement between registrant and Dale C. Bauman dated November 30, 1994 filed as Exhibit 10H hereto.

               Amended and Restated Stock and Asset Purchase Agreement between the registrant and ARM Financial Group, Inc., dated as of February 16, 1995, filed as an Exhibit to a Form 8-K of the registrant dated February 16, 1995.*

* Previously filed as indicated and incorporated herein by reference.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

               Amended and Restated Employment Agreement between registrant and Roman G. Schmid dated April 8, 1994 - filed as an Exhibit to Form 8-K dated April 8, 1994 (File No. 811-407).*

               Deferred Compensation Plan of registrant filed as Exhibit 10C to Form 10K filed March 27, 1987 (File No. 811-407).*

               Deferred Compensation Plan for Non-Employee Directors of State Bond and Mortgage Life Insurance Company filed as Exhibit 10D to Form 10K filed March 27, 1987 (File No. 811-407).*

               Deferred   Compensation   Plan  for  Non-Employee   Directors  of
               registrant filed as Exhibit 10E to Form 10K filed March 27, 1987 (File No. 811-407).*

               SBM Company  Amended and Restated 1990 Stock Option Plan filed as
               Exhibit  10L  to  Form  10-K  filed  March  31,  1993  (File  No.
               811-407).*

               Split-dollar Agreement between the registrant, Roman G. Schmid, and Helen M. Schmid dated December 20, 1989 filed as Exhibit 10N to Form 10-K filed March 31, 1993 (File No. 811-407).*

               SBM Company Thrift Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10B to Form 10-K dated December 31, 1993 (File No. 811-407)*. First Amendment to SBM Company Thrift Plan Trust Agreement filed as Exhibit 10A hereto.

               SBM  Company  Profit  Sharing  Stock Plan Trust  Agreement  dated
               November 1, 1993, filed as Exhibit 10C to Form 10-K dated December 31, 1993 (File No. 811-407)*. First Amendment to SBM Company Profit Sharing Stock Plan Trust Agreement filed as
               Exhibit 10B hereto.

               Engagement Agreement between registrant and Charles A. Geer dated November 22, 1994 and Warrant issued to Charles A. Geer filed as
               Exhibit 10C hereto.

               Employment Agreement between registrant and Edward L. Zeman dated November 22, 1994 filed as Exhibit 10D hereto.

               Employment Agreement between registrant and Stewart D. Gregg dated November 22, 1994 filed as Exhibit 10E hereto.

               Employment Agreement between registrant and Richard M. Carlblom dated November 30, 1994 filed as Exhibit 10F hereto.

* Previously filed as indicated and incorporated herein by reference.

               Employment Agreement between registrant and Keith O. Martens dated November 30, 1994 filed as Exhibit 10G hereto.

               Employment Agreement between registrant and Dale C. Bauman dated November 30, 1994 filed as Exhibit 10H hereto.

          (11) Statement regarding computation of per share earnings. See Statements of Income - Three years ended December 31, 1994, in
               Item 8 hereof.

          (12) Statements regarding computation of ratios - None.

List of required exhibits (Continued)

          (18) Letters regarding change in accounting principles - None.

          (19) Previously unfiled documents - None.

          (21) Subsidiaries of the registrant - filed herewith as Exhibit 22.

          (23) Published report regarding matters submitted to vote of security holders - None.

          (24) Consent of Deloitte & Touche LLP, filed herewith.

          (25) Power of Attorney - None.

          (27) Article 7 Financial Data Schedule as required for electronic submissions.

          (28) Additional Exhibits - None.

          (29) Information from reports furnished to state insurance regulatory authorities - None.


     (b)  Reports on Form 8-K.

          Report dated December 29, 1994, Items 5 and 7 regarding signing of Letter of Intent with ARM Financial Group, Inc.


INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
SBM Company
Minneapolis, Minnesota

We have audited the consolidated financial statements of SBM Company as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 29, 1995; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of SBM Company, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 29, 1995

                                                                                                    Schedule I
                          SBM COMPANY AND SUBSIDIARIES

                        Summary of Investments - Other than Investments in Related Parties

                               December 31, 1994


                                                                                                  Amount at
                                                                                                Which Shown on
                                                            AMORTIZED             MARKET         THE BALANCE
TYPE OF INVESTMENT                                             COST                VALUE             SHEET
- ------------------                                        ----------------   ---------------   ----------------

Debt securities:
   Available-for-sale:
       U.S. Government obligations                         $   100,578,894   $     96,796,640   $    96,796,640
       GNMA certificates                                        88,584,779         86,408,999        86,408,999
       FNMA certificates                                        19,483,095         18,535,791        18,535,791
       Corporate Medium Term Notes                              28,130,588         27,620,368        27,620,368
       Corporate Bond Obligations                               50,837,739         49,845,330        49,845,330
       Collateralized Mortgage Obligations
         (FNMA and FHLMC)                                      444,647,746        373,999,948       373,999,948
                                                            --------------   ----------------   ---------------
                                                               732,262,841        653,207,076       653,207,076

   Held-to-maturity:
       U.S. Government obligations                                 168,461            153,213           168,461
       State and Municipal Obligations                             667,053            638,400           667,053
       Collateralized Mortgage Obligations
         (FNMA and FHLMC)                                       13,108,720         11,121,715        13,108,720
                                                            --------------   ----------------    --------------
                                                                13,944,234         11,913,328        13,944,234


Marketable equity securities:
   Common stocks                                                     2,880              2,880             2,880
   Preferred stocks                                              1,065,645            680,209           680,209
                                                            --------------   -----------------    -------------
                                                                 1,068,525            683,089           683,089

Mortgage loans                                                  36,257,214         37,373,864        36,257,214

Policy loans                                                    22,153,936         22,153,936        22,153,936

Other invested assets:
   Property acquired in satisfaction of debt                     1,462,149          1,462,149         1,462,149
   Other                                                           232,357            232,357           232,357
                                                            --------------   ----------------      ------------
                                                                 1,694,506          1,694,506         1,694,506
Short-term investments:
   Commercial Paper                                             37,023,203         37,023,203        37,023,203
   U.S. Treasury Bill, 2/23/95                                     567,353            567,353           567,353
   Money market mutual funds                                        11,934             11,934            11,934
                                                            --------------   ----------------      -------------
                                                                37,602,490         37,602,490        37,602,490

Total:                                                     $   844,983,746   $    764,628,289     $ 765,542,545
                                                           ================  =================    ==============

See notes to consolidated financial statements.

                                                                                                      Schedule II
                                  SBM COMPANY

                 Condensed Financial Information of Registrant

                                 Balance Sheets



                                     ASSETS
                                                                                               December 31
                                                                                     ----------------------------
                                                                                           1994             1993
                                                                                     ------------    ------------
Cash.............................................................................    $   105,913     $    128,131
Money market fund................................................................         11,935        3,454,570
Investment in wholly owned subsidiaries..........................................    (10,474,080)      52,509,823
Furniture and equipment, at cost less accumulated depreciation
   of $1,649,302 and $1,782,174, respectively....................................        822,228        3,059,206
Receivable from subsidiaries and affiliates......................................        230,349          140,317
Deferred income taxes............................................................         81,785                -
Other assets.....................................................................      1,300,515        1,197,965
                                                                                     -----------     ------------
     Total assets                                                                    $(7,921,355)    $ 60,490,012
                                                                                     ===========     ============
                 Liabilities and Stockholders' Equity (Deficit)

Accounts payable and other liabilities...........................................    $ 1,883,207     $  2,270,699
Payable to subsidiaries and affiliates...........................................        124,381          155,822
Deferred income taxes............................................................              -          188,215
Demand loans and notes payable...................................................              -        2,012,210
Income taxes payable.............................................................        418,145          269,313
Deferred compensation and retirement benefits for officers.......................      1,227,284        1,236,048
                                                                                     ------------      ----------
     Total liabilities...........................................................      3,653,017        6,132,307
                                                                                     ------------      ----------

Mandatory redeemable voting convertible preferred
   stock, par value $1,000 (1994 includes $760,000 dividends in arrears).
   Authorized 19,000 shares; issued 19,000 shares, liquidation value
   $19,000,000 plus dividends in arrears.........................................     18,485,868       17,589,680
Common stock held by employee benefit plans;
   304,693 and 305,693 shares, respectively......................................      1,916,519        4,808,551

Stockholders' equity (deficit):
   Common stock no par value.  Authorized 20,000,000 shares;
     issued and outstanding 2,179,714 and 2,279,755 shares,
     less 304,693 and 305,693 shares held by employee benefit plans, respectively      2,945,606        3,101,197
   Unrealized losses on marketable equity securities net
     of income tax benefit of $131,000 and $86,000, respectively.................       (254,388)        (165,742)
   Unrealized losses on debt securities, net of
     income tax benefit of $6.5 million..........................................    (59,691,765)               -
   Retained earnings.............................................................     25,023,788       29,024,019
                                                                                     -----------       ----------
         Total stockholders' equity (deficit)....................................    (31,976,759)      31,959,474
                                                                                     ------------      ----------
                                                                                     $(7,921,355)    $ 60,490,012
                                                                                     ===========     ============

See notes to consolidated financial statements.

                                                                                             Schedule II, Continued
                                  SBM COMPANY

                 Condensed Financial Information of Registrant

                              Statements of Income

                                                                                 Year  ended  December 31
                                                                      -------------------------------------------
                                                                             1994        1993            1992
                                                                      ------------   ------------    ------------
Investment and service fee income:
  Advisory and other fees from affiliated mutual funds..............  $ 1,481,075    $  1,486,052    $  1,391,679
  Interest and dividends............................................       29,789          54,949          10,530
  Realized capital gains (losses)...................................     (487,726)        (13,448)          8,197
  Other income - net................................................      117,609         210,704         170,126
                                                                      ------------   ------------    ------------
    Total investment and service fee income.........................    1,140,747       1,738,257       1,580,532
  General and administrative expenses...............................    2,161,686       2,078,732       2,714,751
                                                                      ------------   ------------    ------------
      Loss before income tax credit and equity in net earnings (loss)
      of subsidiaries...............................................   (1,020,939)       (340,475)     (1,134,219)
  Income tax expense (credit).......................................       30,000        (124,000)       (385,000)
                                                                      ------------   ------------    ------------
      Loss before equity in net earnings (loss) of subsidiaries.....   (1,050,939)       (216,475)       (749,219)
  Equity in net earnings (loss) of continuing subsidiaries:
    State Bond and Mortgage Life Insurance Company..................   (2,936,695)      3,862,963       3,873,861
    SBM Certificate Company.........................................      383,203         101,209         (85,568)
                                                                      ------------   ------------    ------------
      Income (loss) before equity in net earnings of discontinued
      subsidiary....................................................   (3,604,431)      3,747,697       3,039,074
  Equity in net earnings of discontinued subsidiary:
    State Bank & Trust Company of New Ulm, less income taxes of
      $45,409 in 1992...............................................            -               -         183,295
    Loss on disposal of State Bank & Trust Company of New Ulm,
      including income taxes (benefit) of ($65,000) in 1992.........            -               -        (180,000)
                                                                      ------------   ------------     ------------
      Income (loss) before cumulative effect of change in ..........   (3,604,431)      3,747,697       3,042,369
      accounting principle
  Cumulative effect of change in accounting principle...............            -               -        (264,000)
                                                                      ------------   ------------    ------------
    Net income (loss)...............................................  $(3,604,431)   $  3,747,697    $  2,778,369
                                                                      ============   ============    ============

Discount accretion on preferred stock...............................  $   136,188    $          -    $          -
Mandatory redeemable voting convertible preferred stock dividends...  $ 1,520,000    $    657,802    $          -
                                                                      ============   ============    ============
Net income (loss) applicable to common stock........................  $(5,260,619)   $  3,089,895    $  2,778,369
                                                                      ============   ============    ============

Earnings per common share:
Primary:
  Income (loss) from continuing operations..........................  $     (2.40)   $       1.35    $       1.32
  Cumulative effect of change in accounting principle...............            -               -            (.11)
                                                                      ------------   ------------    ------------
    Net income (loss)...............................................  $     (2.40)   $       1.35    $       1.21
                                                                      ============   ============    ============
Fully diluted:
  Income (loss) from continuing operations..........................  $     (2.40)   $       1.32    $       1.32
  Cumulative effect of change in accounting principle...............            -               -            (.11)
                                                                      ------------   ------------    ------------
    Net income (loss)...............................................  $     (2.40)   $       1.32    $       1.21
                                                                      ============   ============    ============

Weighted average common shares outstanding (primary)................    2,187,481       2,281,673       2,295,932
Weighted average common shares outstanding (fully diluted)..........    2,187,481       2,971,923       2,295,932

See notes to consolidated financial statements.

                                                                                                            Schedule II, Continued
                                  SBM COMPANY

                 Condensed Financial Information of Registrant

                  Statements of Stockholders' Equity (Deficit)


                                                                          UNREALIZED
                                                                           LOSSES ON    UNREALIZED
                                                                          MARKETABLE     LOSSES                       TOTAL
                                                                COMMON      EQUITY       ON DEBT       RETAINED      STOCKHOLDERS'
                                                                STOCK     SECURITIES    SECURITIES     EARNINGS     EQUITY (DEFICIT)
                                                            -----------   -----------  ------------   -----------   ----------------
Balances at December 31, 1991..........................     $ 3,210,461   $  (342,021)  $         -   $24,836,590   $ 27,705,030

   Net income..........................................               -             -             -     2,778,369      2,778,369
   Common stock dividends declared, $.10 per share.....               -             -             -      (229,226)      (229,226)
   Allocation of net income in excess of dividends to
     common stock held by employee benefit plans.......               -             -             -      (354,515)      (354,515)
   Income tax effect relating to marketable equity
     securities for adoption of SFAS No. 109 - Note A..               -       116,000             -             -        116,000
   Decrease in unrealized loss on marketable
     equity securities, net of income tax benefit......               -        12,997             -             -         12,997
   Purchase of 7,700 shares............................        (109,264)            -             -             -       (109,264)
                                                            -----------   -----------  ------------   -----------   ------------
Balances at December 31, 1992..........................       3,101,197      (213,024)            -    27,031,218     29,919,391

   Net income..........................................               -             -                   3,747,697      3,747,697
   Dividends declared:
     Common stock, $.40 per share......................               -             -             -      (911,925)      (911,925)
     Mandatory redeemable voting convertible preferred stock, 8%      -             -                    (657,802)      (657,802)
   Decrease in unrealized loss on marketable
     equity securities, net of income tax benefit......               -        47,282             -             -         47,282
   Accretion of discount on mandatory redeemable
     voting convertible preferred stock................               -             -             -       (38,994)       (38,994)
   Allocation of net income in excess of dividends to
     common stock held by employee benefit plans.......               -             -             -      (146,175)      (146,175)
                                                            -----------   -----------  ------------   -----------   ------------
Balances at December 31, 1993..........................       3,101,197      (165,742)            -    29,024,019     31,959,474

   Net loss............................................               -             -             -    (3,604,431)    (3,604,431)
   Dividends declared:
     Common stock, $.10 per share......................               -             -             -      (217,971)      (217,971)
     Mandatory redeemable voting convertible preferred stock, 8%      -             -             -      (760,000)      (760,000)
  Dividends in arrears on mandatory redeemable
     voting convertible preferred stock, 8%...........                -             -             -      (760,000)      (760,000)
   Adoption of SFAS No. 115, net of
     income tax expense of $2.2 million...............                -             -     3,800,000             -      3,800,000
   Increase in unrealized loss on marketable
     equity securities, net of income tax benefit.....                -       (88,646)            -             -        (88,646)
   Accretion of discount on mandatory redeemable
     voting convertible preferred stock...............                -             -             -      (136,188)      (136,188)
   Allocation of net loss, dividends and carrying value to
     common stock held by employee benefit plans......                -             -             -     2,876,307       2,876,307
   Increase in unrealized loss on debt securities, net of
     income tax benefit of $9.4 million...............                -             -   (63,491,765)             -    (63,491,765)
   Purchase of 100,041 shares including acquisition costs
     of $42,193.......................................         (155,591)            -             -    (1,397,948)     (1,553,539)
                                                            -----------   -----------  ------------   -----------   ------------

Balances at December 31, 1994.........................      $ 2,945,606   $  (254,388) $(59,691,765)  $25,023,788   $(31,976,759)
                                                            ===========   ===========  ============   ===========   ============

See notes to consolidated financial statements.

                                                                                           Schedule II, Continued
                                  SBM COMPANY

                 Condensed Financial Information of Registrant

                            Statements of Cash Flows


                                                                                 Year  ended  December 31
                                                                      -------------------------------------------
                                                                          1994            1993           1992
                                                                      -----------    ------------    ------------
Cash flows from operating activities:
  Net income (loss).................................................  $(3,604,431)   $  3,747,697    $  2,778,369
                                                                      -----------    ------------    ------------
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation....................................................      248,474         259,347         252,370
    Deferred income taxes...........................................     (270,000)         (8,000)        (12,651)
    Equity in net (earnings) loss of subsidiaries, less dividends received
      of $650,000, $1,855,000 and $1,083,720, respectively..........    3,203,492      (2,109,172)     (2,713,868)
  Decrease (increase) in operating assets:
    Other assets....................................................     (102,550)        816,904        (439,012)
    Refundable income taxes.........................................            -               -          84,559
  Increase (decrease) in operating liabilities:
    Income tax payable..............................................      148,832         (62,646)        331,959
    Accounts payable and other liabilities..........................     (142,710)       (326,231)       (902,179)
    Deferred compensation...........................................       (8,764)        (60,761)        135,095
    Net receivable/payable to subsidiaries and affiliates...........      121,473        (154,272)       (689,352)
                                                                      -----------    ------------    ------------
    Net cash (used in) provided by operating activities.............     (406,184)      2,102,866      (1,174,710)
                                                                      -----------    ------------    ------------

Cash flows from investing activities:
  Sales (purchases) of short-term investments, net..................    3,442,635      (2,984,949)        525,682
  Investments in subsidiaries.......................................            -      (4,000,000)    (10,700,000)
  Proceeds from (additions to) furniture and equipment, net.........    1,500,780        (226,665)       (163,922)
  Proceeds from disposal of net assets of discontinued operations...            -               -       8,310,012
                                                                      -----------    ------------    ------------
    Net cash provided by (used in) investing activities.............    4,943,415      (7,211,614)     (2,028,228)
                                                                      -----------    ------------    ------------

Cash flows from financing activities:
  Purchase of common stock..........................................   (1,569,268)       (193,375)       (153,835)
  Sale of common stock..............................................            -               -          50,000
  Dividends on common stock.........................................     (217,971)       (683,925)       (229,226)
  Dividends on preferred stock......................................     (760,000)       (657,802)              -
  Sale of preferred stock...........................................            -      11,000,000       4,000,000
  Expenses on issuance of preferred stock...........................            -      (1,299,314)       (150,000)
  Principal payments on notes payable...............................   (2,012,210)     (3,175,575)     (6,533,976)
  Proceeds from notes payable.......................................            -               -       6,222,853
                                                                      -----------    ------------    ------------
    Net cash (used in) provided by financing activities.............   (4,559,449)      4,990,009       3,205,816
                                                                      -----------    ------------    ------------
Net (decrease) increase in cash.....................................      (22,218)       (118,739)          2,878
Cash at beginning of year...........................................      128,131         246,870         243,992
                                                                      -----------    ------------    ------------
Cash at end of year.................................................  $   105,913    $    128,131    $    246,870
                                                                      ===========    ============    ============

Supplemental  disclosure of cash flow  information:  Cash paid (received) during the year for:
    Interest........................................................  $   124,339    $    606,970    $    532,105
    Income taxes, net of refunds received...........................  $   151,168    $     11,646    $   (429,182)

Non-cash financing activity - At December 31, 1994, the Company was $760,000 in arrears for dividends on the mandatory redeemable voting convertible preferred stock. During 1993, the Company's $4,000,000 convertible promissory note was converted into 4,000 shares of the Company's Series A Mandatory Redeemable Voting Convertible Preferred Stock.

Non-cash investing activity - Effective January 1, 1991, SBM Company transferred its face amount certificate business to a wholly owned subsidiary, SBM Certificate Company. The net assets transferred were $1,307,732, of which $1,057,732 were non-cash net assets. SBMC remains liable, as issuer, for the certificate obligations on all certificates issued and outstanding prior to January 1, 1991.

Effective December 31, 1993, SBM Company transferred the stock of its wholly-owned subsidiary, SBM Certificate Company, with a book value of $3,880,637, to Stock Bond and Mortgage Life Insurance Company as a capital contribution.

See notes to consolidated financial statements.

                                                                                                       Schedule III
                                                    SBM COMPANY
                                  STATE BOND AND MORTGAGE LIFE INSURANCE COMPANY

                                        Supplementary Insurance Information
                                                     (Part 1)



                                                        FUTURE POLICY
                                         DEFERRED        BENEFITS,                          OTHER
                                          POLICY       LOSSES, CLAIMS,                   POLICY CLAIMS
                                        ACQUISITION      AND LOSS        UNEARNED        AND BENEFITS
                                           COSTS         EXPENSES        PREMIUMS          PAYABLE
                                       ------------    ------------    -------------    ------------
Year Ended December 31, 1994:

  State Bond and Mortgage
    Life Insurance Company             $ 76,640,883    $910,104,179                -               -

  Non-insurance segments                    309,587               -                -               -
                                       ------------    ------------    -------------    ------------

Total                                  $ 76,950,470    $910,104,179    $           -    $          -
                                       ============    ============    =============    ============


Year Ended December 31, 1993:

  State Bond and Mortgage
    Life Insurance Company             $ 56,399,696    $891,923,036                -               -

  Non-insurance segments                    320,373               -                -               -
                                       ------------    ------------    -------------    ------------

Total                                  $ 56,720,069    $891,923,036    $           -    $          -
                                       ============    ============    =============    ============


Year Ended December 31, 1992:

  State Bond and Mortgage
    Life Insurance Company             $ 52,419,951    $810,963,373                -               -

  Non-insurance segments                    444,284               -                -               -
                                       ------------    ------------    -------------    ------------

Total                                  $ 52,864,235    $810,963,373    $           -    $          -
                                       ============    ============    =============    ============


See notes to consolidated financial statements.

                                                                            Schedule III (Continued)

                                                     (Part 2)

                                           BENEFITS,     AMORTIZATION
                                            CLAIMS,       OF DEFERRED
                               NET        LOSSES AND        POLICY           OTHER
             PREMIUM       INVESTMENT     SETTLEMENT      ACQUISITION     OPERATING       PREMIUMS
             REVENUE         INCOME        EXPENSES          COSTS         EXPENSES         WRITTEN
          ------------    -----------    ------------    ------------    ------------     ----------
          $    392,801    $56,845,103    $ 42,937,755    $  3,756,579    $  5,077,889         N/A

                     -      6,042,619               -         518,782       6,701,122
           ------------    -----------    ------------    ------------   ------------

          $    392,801    $62,887,722    $ 42,937,755    $  4,275,361    $ 11,779,011
           ============    ===========    ============    ============   ============



          $    415,141    $54,905,631    $ 45,149,312    $  3,575,359    $  3,958,862         N/A

                     -      5,978,400               -         501,377       6,444,035
          ------------    -----------    ------------    ------------    ------------

          $    415,141    $60,884,031    $ 45,149,312    $  4,076,736    $ 10,402,897
          ============    ===========    ============    ============    ============



          $    441,921    $52,148,149    $ 43,402,194    $  2,440,798    $  3,105,931         N/A

                     -      5,942,287               -         493,920       6,450,172
          ------------    -----------    ------------    ------------    ------------

          $    441,921    $58,090,436    $ 43,402,194    $  2,934,718    $  9,556,103
          ============    ===========    ============    ============    ============


                                                                                                        Schedule IV

                                  SBM COMPANY
                 STATE BOND AND MORTGAGE LIFE INSURANCE COMPANY

                                  Reinsurance


                                                                                                        PERCENTAGE
                                                         CEDED TO         ASSUMED                       OF AMOUNT
                                           GROSS           OTHER        FROM OTHER           NET       ASSUMED TO
                                          AMOUNT         COMPANIES       COMPANIES         AMOUNT           NET
                                       ------------    ------------    -------------    ------------    ---------
Year Ended December 31, 1994:
Life insurance in force                $105,929,254    $ 25,284,130    $           -    $ 80,645,124    $       -

Premiums:
  Life insurance                            484,322          94,228 (a)            -         390,094            -
  Accident and health insurance               5,110           2,403                -           2,707            -
                                       ------------    ------------    -------------    ------------    ---------
    Total premiums                     $    489,432    $     96,631    $           -    $    392,801    $       -
                                       ============    ============    =============    ============    =========


Year Ended December 31, 1993:

Life insurance in force                $109,717,548    $ 24,931,384    $           -    $ 84,786,164    $       -

Premiums:
  Life insurance                            512,579         100,007 (a)            -         412,572            -
  Accident and health insurance               5,864           3,295                -           2,569            -
                                       ------------    ------------    -------------    ------------    ---------
    Total premiums                     $    518,443    $    103,302    $           -    $    415,141    $       -
                                       ============    ============    =============    ============    =========


Year Ended December 31, 1992:

Life insurance in force                $108,664,397    $ 24,110,765    $           -    $ 84,553,632    $       -

Premiums:

  Life insurance                            540,103         100,938 (a)            -         439,165            -
  Accident and health insurance               6,494           3,738                -           2,756            -
                                       ------------    ------------    -------------    ------------    ---------
    Total premiums                     $    546,597    $    104,676    $           -    $    441,921    $       -
                                       ============    ============    =============    ============    =========


(a)Life insurance premiums ceded to other companies are net of reinsurance commissions of $11,457, $13,089 and $13,104 for the years ended December 31, 1994, 1993 and 1992, respectively.


See notes to consolidated financial statements.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SBM COMPANY

                                   Registrant

Date   April 12, 1995             By /s/CHARLES A. GEER
                                     Charles A. Geer, President and Chief
                                     Executive Officer


Date   April 12, 1995             By /s/EDWARD L. ZEMAN
                                     Edward L. Zeman, Vice President,
                                     Chief Operating Officer,
                                     Chief Financial Officer, and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date   April 12, 1995             By /s/RICHARD M. EVJEN
                                     Richard M. Evjen          Director



Date   April 12, 1995             By /s/KENNON V. ROTHCHILD
                                     Kennon V. Rothchild       Director



Date   April 12, 1995             By /s/ROBERT M. WINSLOW
                                     Robert M. Winslow         Director





          ------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                          ---------------------------


                                    EXHIBITS

                                       TO

                                   FORM 10-K

                                 ANNUAL REPORT

                                  PURSUANT TO

                                   SECTION 13

                                OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                            -----------------------


                                  SBM COMPANY


          ------------------------------------------------------------

(a)                                EXHIBIT INDEX *
     (1) Financial Statements. See Item 8 of the Registrant's Form 10-K.

     (2)  Financial Statement Schedules. See the Registrant's Form 10-K Item 14.

     (3)  (A) Amendment to Amended and Restated Articles of Incorporation

     (10)

          A.   First Amendment to SBM Company Thrift Plan Trust Agreement**
          B. First Amendment to SBM Company Profit Sharing Stock Plan Trust Agreement**
          C.   Engagement Agreement and Warrant - Charles A. Geer**
          D.   Employment Agreement - Edward L. Zeman**
          E.   Employment Agreement - Stewart D. Gregg**
          F.   Employment Agreement - Richard M. Carlblom
          G.   Employment Agreement - Keith O. Martens**
          H.   Employment Agreement - Dale C. Bauman**

     (21) Subsidiaries of SBM Company.

     (23) Consent of Deloitte & Touche LLP.

     (27) Article 7 Financial Data Schedule as required for electronic submissions.

     * A complete list of Exhibits filed and incorporated by reference is found at pages 78-91 of the Registrant's Form 10-K.

     **   Management contract or compensatory plan or arrangement.