Form 10-Q
period 1995-03-31
SBM CO
filed 1995-05-15
CIK 93706

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACTION OF 1934

For the transition period from _______________________ to _____________________

Commission file number 811-407

                                  SBM Company
            (Exact name of registrant as specified in its charter)

               Minnesota                               41-0557530
_____________________________________    ______________________________________
    (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation of organization)

     8400 Normandale Lake Boulevard, Suite 1150, Minneapolis, Minnesota 55437
_______________________________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 835-0097
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No  ___

Number of shares of Common Stock outstanding at March 31, 1995:       2,179,714


                                  Page 1 of 14

                          SBM COMPANY AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                           PAGE(S)

Item I - Financial Statements (Unaudited)

Consolidated Balance Sheets                                                  1

Condensed Consolidated Statements of Income                                  2

Condensed Consolidated Statements of Cash Flows                              3

Notes to Consolidated Financial Statements                                  4-7

Item II - Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                  8-11

PART II - OTHER INFORMATION                                                  12
- ---------------------------


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                         ITEM I - FINANCIAL STATEMENTS
                         -----------------------------
                          SBM COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                              March 31               December 31
                                                                                                1995                   1994
                                                                                           ---------------       ---------------
                                                                                             (unaudited)
ASSETS
Investments
   Debt securities available-for-sale at market - Note C...............................    $   648,317,303       $   653,207,076
   Debt securities held-to-maturity at amortized cost..................................         13,923,608            13,944,234
   Marketable equity securities at market..............................................            714,866               683,089
   Mortgage loans......................................................................         33,636,210            36,257,214
   Policy loans........................................................................         22,427,287            22,153,936
   Other invested assets...............................................................          1,693,006             1,694,506
   Short-term investments..............................................................         59,786,533            37,602,490
                                                                                           ---------------       ---------------
      Total investments................................................................        780,498,813           765,542,545

Cash...................................................................................          1,675,579             3,565,693
Accrued investment income..............................................................          6,113,194             8,470,103
Receivable from reinsurer..............................................................         93,466,912           105,806,093
Deferred policy acquisition costs, less accumulated amortization.......................         70,835,753            76,950,470
Land, building and equipment, at cost less accumulated depreciation of $2,530,418 and
   $2,470,302, respectively............................................................          1,394,625             1,417,796
Deferred income taxes..................................................................          3,165,534             3,091,000
Refundable income taxes................................................................          2,510,594             3,003,386
Other assets...........................................................................          2,043,731             1,517,067
                                                                                           ---------------       ---------------
                                                                                           $   961,704,735       $   969,364,153
                                                                                           ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Future policy benefits.................................................................    $   877,947,462       $   910,104,179
Face amount certificate reserves.......................................................         57,176,977            60,355,015
Accounts payable and other liabilities.................................................         13,306,016             9,252,047
Deferred compensation and retirement benefits for officers.............................          1,200,516             1,227,284
                                                                                           ---------------       ---------------
      Total liabilities................................................................        949,630,971           980,938,525
                                                                                           ---------------       ---------------

Mandatory redeemable voting convertible preferred stock, par value $1,000 (includes dividends in arrears: March 31, 1995 - $1,162,952, December 31, 1994 - $760,000).
   Authorized 19,000 shares;
   issued 19,000 shares, liquidation value $19,000,000, plus dividends in arrears......         18,923,031            18,485,868
Common stock held by employee benefit plans; 304,693 shares - Note E...................          1,916,519             1,916,519

Commitments and contingencies - Note D

Common stock, no par value.  Authorized 20,000,000 shares; issued and outstanding
   2,179,714 shares; less 304,693 shares held by employee benefit plans................          2,945,606             2,945,606
Unrealized losses on marketable equity securities, net of income tax benefit of
   $120,244 and $131,048, respectively.................................................           (233,415)             (254,388)
Unrealized losses on debt securities, net - Note C.....................................        (36,063,460)          (59,691,765)
Retained earnings......................................................................         24,585,483            25,023,788
                                                                                           ---------------       ---------------
      Total stockholders' equity (deficit).............................................         (8,765,786)          (31,976,759)
                                                                                           ---------------       ---------------
                                                                                           $   961,704,735       $   969,364,153
                                                                                           ===============       ===============
     See notes to consolidated financial statements.


                                       1

                          SBM COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)



                                                                                                           Three Months Ended
                                                                                                                March 31
                                                                                                      ----------------------------
                                                                                                         1995              1994

                                                                                                      ----------        ----------
Revenues:
   Net investment income...........................................................................$  15,104,765     $  15,767,869
   Underwriting, sales service and distribution fees...............................................      732,943           975,238
   Life insurance premiums.........................................................................      100,840           104,323
   Advisory and other fees from affiliated mutual funds............................................      370,501           371,650
   Realized investment (losses) gains, net.........................................................     (451,613)           10,552
   Other income....................................................................................      617,492           449,748
                                                                                                   -------------     -------------
      Total revenues...............................................................................   16,474,928        17,679,380
                                                                                                   -------------     -------------

Benefits and expenses:
   Provisions for benefits:
      Annuities and life insurance................................................................    10,880,260        10,808,005
      Face amount certificate reserves (interest)..................................................      735,938           958,456
   Loan and real estate losses.....................................................................            -           150,000
   Death and other benefits........................................................................      120,934            80,566
   Commissions, wages and benefits.................................................................    1,851,756         1,939,361
   Interest expense................................................................................            -            42,401
   Amortization of deferred policy acquisition costs...............................................    1,778,235         1,152,534
   Occupancy and equipment.........................................................................      315,345           347,680
   State guaranty association assessments..........................................................       75,550           226,210
   Other expenses..................................................................................      727,051           527,734
                                                                                                   -------------     -------------
      Total benefits and expenses..................................................................   16,485,069        16,232,947
                                                                                                   -------------     -------------

Income (loss) from operations before income taxes..................................................      (10,141)        1,446,433
Income taxes (benefit).............................................................................       (9,000)          493,000
                                                                                                   -------------     -------------
        Net income (loss)..........................................................................$      (1,141)    $     953,433
                                                                                                   =============     =============

Mandatory redeemable voting convertible preferred stock dividends..................................$     402,952     $     380,000
Discount accretion on preferred stock..............................................................       34,212            33,948
                                                                                                   -------------     -------------
Net income (loss) applicable to common stock.......................................................$    (438,305)    $     539,485
                                                                                                   =============     =============

Earnings per common share:
   Primary.........................................................................................$       (.20)     $         .24
                                                                                                   =============     =============
   Fully diluted...................................................................................$       (.20)     $         .24
                                                                                                   =============     =============

Weighted average common shares
   outstanding (primary)...........................................................................    2,179,714         2,211,212
Weighted average common shares
   outstanding (fully diluted).....................................................................    2,179,714         3,398,712


                See notes to consolidated financial statements.

                                       2

                          SBM COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                     Three Months Ended
                                                                                          March 31
                                                                          -------------------------------------
                                                                                1995                   1994
                                                                          ---------------       ---------------
Net cash provided by operating activities..............................   $    16,582,530       $     9,803,057

Cash flows from investing activities:
   Proceeds from maturities and repayment of debt securities:
      Available-for-sale...............................................         3,999,043            32,198,402
      Held-to-maturity.................................................            51,500            20,610,604
   Proceeds from sales of debt securities available-for-sale...........        29,887,528               685,515
   Cost of debt securities acquired:
      Available-for-sale...............................................                 -           (48,252,588)
      Held-to-maturity.................................................                 -           (13,486,952)
   Sales (purchases) of short term investments, net....................       (21,537,220)            3,130,438
   Loan principal repayments...........................................         5,625,316             4,040,234
   Loans funded........................................................        (3,277,477)           (2,353,952)
   Proceeds from (additions to) land, building and equipment, net......           (36,944)              (64,681)
                                                                          ---------------       ---------------
      Net cash provided by (used in) investing activities..............        14,711,746            (3,492,980)

Cash flows from financing activities:
   Payments to face amount certificate holders.........................        (7,823,103)           (6,348,692)
   Reserve payments from face amount certificate holders...............         3,957,062             4,596,360
   Deposits received from annuitants, net..............................        15,468,103            18,727,251
   Payments to annuitants..............................................       (44,786,452)          (20,619,547)
   Purchase of common stock............................................                 -            (1,511,346)
   Dividends on common stock...........................................                 -              (228,000)
   Dividends on preferred stock........................................                 -              (380,000)
   Principal payments on notes payable.................................                 -               (46,171)
                                                                          ---------------       ---------------
        Net cash used in financing activities..........................       (33,184,390)           (5,810,145)

Net increase (decrease) in cash........................................        (1,890,114)              499,932
Cash at beginning of period............................................         3,565,693               898,726
                                                                          ---------------       ---------------
Cash at end of period..................................................   $     1,675,579       $     1,398,658
                                                                          ===============       ===============


                See notes to consolidated financial statements.

                                       3

                          SBM COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1995 and the condensed consolidated statements of income and condensed consolidated statements of cash flows for the three month periods ended March 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial positions, results of operations and cash flows at March 31, 1995, and for all periods presented have been made.

The consolidated financial statements include the accounts of SBM Company (the "Company") and its wholly owned subsidiaries: State Bond and Mortgage Life Insurance Company ("SBM Life"), SBM Certificate Company ("SBMC") and SBM Financial Services, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

B.   SALE AND LIQUIDATION OF THE COMPANY

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

As soon as practicable after consummation of the Proposed Transaction, the Company intends to wind up and liquidate the Company. The Company has adopted a Plan of Dissolution, such Plan to be effective upon consummation of the Proposed Transaction. In the liquidation, distributions to the holders of common stock will be subject to the senior rights of the holders of the Series A Preferred Stock and the Series B Preferred Stock (no Series B shares are outstanding as of March 31, 1995).

At the Company's regular meeting of shareholders, to be held May 18, 1995, the Company's shareholders will vote on the above matters. A proxy statement was sent to all shareholders with detailed information concerning the Proposed Transaction and the Plan of Dissolution.

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

                          SBM COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C.  DEBT SECURITIES AVAILABLE FOR SALE

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The primary impact of SFAS 115 is to require the Company to classify its securities into categories based upon the Company's intent relative to the eventual disposition of the securities. SFAS 115 established three categories of securities: (1) Held-to-maturity securities are comprised of securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. SFAS 115 prevents the Company from classifying a security as held-to maturity if the security might be sold for liquidity needs or based on changes in interest rates. (2) Available-for-sale securities may be sold to address liquidity and other needs of the Company. These securities are held at "fair value" on the balance sheet with an increase or decrease to stockholders' equity for unrealized gains or losses after adjustment of amortization of deferred policy acquisition costs (per Securities and Exchange Commission guidance as to the effect of SFAS 115 on SFAS 97 calculations of deferred acquisition costs) and the recording of deferred income taxes. (3) Trading securities are securities acquired for the purpose of selling them in the near term. The Company does not currently intend to classify any of its securities as trading securities.

Upon adoption of SFAS 115, the Company analyzed its debt securities and determined that to maintain flexibility in its investment portfolio it would classify a significant portion of its investment portfolio as available-for-sale even though management did not have the intention of selling these securities. As such, as of January 1, 1994, approximately $505.6 million of its debt securities were classified as available-for-sale with approximately $254.2 million classified as held-to-maturity. The fair value of the available-for-sale securities created a net unrealized after tax gain of $3.8 million, after adjustment for deferred acquisition costs, at January 1, 1994. Due to an investment portfolio repositioning program in mid 1994, the Company's life insurance subsidiary transferred approximately $234 million of securities classified as held-to-maturity in to the available-for-sale category with an unrealized loss of $15.9 million. With the significant increase in interest rates in 1994, the fair value of the available-for-sale securities at December 31, 1994 resulted in a net pretax unrealized loss of $79.1 million and a deferred tax benefit of approximately $6.6 million. A tax valuation allowance of approximately $20.3 million had been established for the additional tax benefit that cannot be recognized at that time. In addition, deferred policy acquisition costs have been increased by $12.8 million, net of a deferred tax liability of $6.5 million, in conjunction with SFAS 115. The aggregate of these amounts is included in the stockholders' equity section for unrealized losses on debt securities at December 31, 1994.

During the first quarter of 1995 interest rates have decreased and the market value of the debt securities classified as available-for-sale has risen resulting in the net pretax unrealized loss dropping by $28.7 million from December 31, 1994 to $50.4 million at March 31, 1995. The corresponding effects of this is a deferred tax benefit of $4.2 million, a tax valuation allowance of $12.1 million and deferred policy acquisition costs increase of $14 million, net of a deferred tax adjustment of $4.8 million, at March 31, 1995. In the past, changes in market interest rates have caused fluctuations in the value of securities classified as available-for-sale which has created volatility in the Company's stockholders' equity.

D.  COMMITMENTS AND CONTINGENCIES

The Company's life insurance subsidiary is subject to state guaranty association assessments. The assessments are made by associations to obtain funds to pay off policyholders of insolvent insurance companies. During the three month periods ended March 31, 1995 and 1994, the Company recorded approximately $75,550 and $226,210 of assessments, respectively. The Company has no control over these assessments and additional assessments in future years are probable but indeterminable at this time.

                          SBM COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

E.  COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS

The Company's two employee benefit plans own 304,693 shares of Company common stock. The value of the shares owned by the plans has been classified outside of stockholders' equity as a separate line item on the Company's consolidated balance sheet. The Company has entered into a written trustee agreement with the trustee for the two plans pursuant to which the Company has agreed to purchase common shares tendered to it from either benefit plan by the trustee at a price equal to the higher of adjusted book value or fair market value. Adjusted book value is defined in the agreement as the consolidated net assets of the Company as reflected in its financial statements plus unrealized losses on marketable equity securities plus the deferred income tax liability (if any) of the Company's life insurance subsidiary. Historically, adjusted book value of Company common stock in the two plans has been computed based upon amortized cost value of debt securities. However, as is discussed in Note C, effective January 1, 1994, SFAS 115 requires that debt securities classified as available-for-sale be valued on a mark-to-market basis rather than at amortized cost. Accordingly, with the required adoption of SFAS 115, common stockholders' equity is in a deficit position. The Company has determined that, in connection with the adoption of SFAS 115, the adjusted book value of Company common stock held by employee benefit plans for purposes of the trustee agreement must be computed based upon market value of available-for-sale debt securities. As such, the adjusted book value for the common stock held by the plans is currently negative.

However, as is discussed above, under the terms of the trustee agreement the Company is required to repurchase Company common stock from the plans at a price equal to the higher of adjusted book value or fair market value. In the past, for purposes of the trustee agreement the Company has regarded adjusted book value of Company stock as being equivalent to the fair market value of such stock. However, with the adoption of SFAS 115, adjusted book value of Company stock frequently will be greater or less than the fair market value of such stock. Accordingly, the Company has obtained an independent determination of the fair market value of its common stock as of June 30, 1994, for purposes of valuing the Company's stock pursuant to the trustee agreement. The fair market value of the Company stock held by the plans was determined by the valuation to be $6.29 per common share. As this amount exceeds the adjusted book value of Company stock, it has been used by management to determine the value of the stock in the plans as of March 31, 1995. Because the valuation was performed as of June 30, 1994, it may not precisely reflect the value of SBM common stock held by the plans as of March 31, 1995. The Company is in the process of obtaining an independent valuation as of December 31, 1994 for purposes of valuing the Company's stock pursuant to the trustee agreement. Further, the value determined by the independent valuation does not reflect the value of the Company's common stock held by the Company's other shareholders.

During the first quarter of 1995, the trustee of the plans notified the Company that it was tendering all shares held by the plans to the Company under the trustee agreement. The tender indicated that the value of the stock should be based on amortized cost adjusted book value in that it was the trustee's interpretation that this was the appropriate method of valuing the stock under the trustee agreement. The Company believes the trustee's tender of all shares is not consistent with the trustee agreement and the valuation of

                          SBM COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


the common stock held by the Plans should not be based upon amortized cost but rather based on the methodology described above. The Company has subsequently commenced a lawsuit against the trustee to obtain a declaratory judgment as to the appropriate interpretation of the trustee agreement.

While the Company believes its interpretation of the trustee agreement is appropriate, if it were determined that, for the limited purpose of establishing the adjusted book value of the Company common stock in the two plans under the trustee agreement, the plans should use amortized cost value of portfolio securities rather than market value, this would have the effect at March 31, 1995 of increasing the value of the stock held by the plans by approximately $2.5 million or $1.33 per share and reducing stockholders' equity by an equal amount.

F.   REGULATORY MATTERS

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

The issuance of the order was influenced by the SBM Life's A.M. Best rating reduction and the significant unrealized depreciation in its investment portfolio. An additional capital infusion to SBM Life will be necessary to address the issues of the MDC and for possible re-evaluation of its rating.

The Company's face amount certificate subsidiary, SBMC, is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, SBMC is required to establish and maintain minimum qualified assets in an amount of certificate reserves plus $250,000 ($57,133,384 as of March 31, 1995). SBMC had qualified assets of $62,614,363 at March 31, 1995 (before reduction of $3,387,258 for net unrealized pretax losses on marketable equity and debt securities). Second, the Minnesota Department of Commerce (MDC) has historically recommended to SBMC that face amount certificate companies should maintain a ratio of stockholder's equity to total assets at a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost for purposes of this calculation. Under this formula, SBMC's capital level was 9.7% at March 31, 1995. In November 1994, based on the decline in value of SBMC's investment portfolio, resulting from increasing interest rates in 1994 and SBMC's decreasing liquidity resulting from reduced principal payments on SBMC's CMO portfolio, the MDC recommended that SBMC increase its capital level. The MDC's concern was influenced by SBMC's capital ratio, calculated including the effects of SFAS 115, which would have been approximately 3.0% at March 31, 1995 without the capital contribution on March 29, 1995. Therefore, on March 29, 1995, SBM Life, the parent company of SBMC, contributed $1.5 million to the capital of SBMC. SBMC is now in compliance with the MDC's recommendation.

The subsidiary has not paid dividends in the past and has no present intentions to pay dividends in the near future, in order to increase capital resources.

                          SBM COMPANY AND SUBSIDIARIES

      ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      --------------------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


SALE AND LIQUIDIATION OF THE COMPANY

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

The consolidated financial statements have been prepared on an historical basis of accounting and do not include any purchase accounting, liquidation accounting or other adjustments which would result upon completion of the Proposed Transaction and the Plan of Dissolution. (See Note B to the consolidated financial statements.)

RESULTS OF OPERATIONS

Net income (loss) for the three months ended March 31, 1995, was $(1,141) compared to $953,433 for the same period in 1994. The significant decrease in consolidated net income relates to the decrease in earnings of the Company's annuity and life insurance subsidiary, SBM Life, as discussed below.

ANNUITIES AND LIFE INSURANCE SEGMENT - SBM LIFE

In November 1994, A.M. Best informed SBM Life that its rating was being reduced from A- (excellent) to B+ (very good). A.M. Best indicated that the reasons for the rating change were SBM Life's concentration in CMOs even after the disposition of $186 million of CMOs and its desire that SBM Life increase its capital level. Also, during the third quarter of 1994, several adverse newspaper articles were written concerning SBM Life's investment portfolio and the unrealized depreciation associated with it. The combination of these announcements and the reduction by A.M. Best of SBM Life's rating has and will continue to negatively impact new sales, especially in the Tax Sheltered Annuity ("TSA") marketplace. Policy withdrawals and surrenders have also increased as a result of the above. These factors should be considered in the review of the following discussion.

                          SBM COMPANY AND SUBSIDIARIES

      ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      --------------------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


RESULTS OF OPERATIONS (CONTINUED)

The Company's life insurance subsidiary (SBM Life) has seen a decrease in annuity premiums during the first quarter of 1995 compared to 1994 with premium being $14.7 million in 1995 compared to $18.2 million in 1994. The decrease has been in both single premium deferred annuities and first year premium on sales of 403(b) tax sheltered flexible premium deferred annuities. This decrease is mainly due to the A.M. Best rating change discussed above and, to a lesser degree, product changes to its TSA product line which have not been fully accepted by some agents and competition from competitive products such as variable annuities.

Annuity surrenders and withdrawals for SBM Life for the three months ended March 31, 1995 compared to the same period last year were $44.2 million and $20.1 million, respectively. This increase in withdrawals is mainly attributable to the A.M. Best rating change discussed above. During the past six years SBM Life has had significant growth with its annuity reserves increasing from $143 million at December 31, 1987, to $766 million at March 31, 1995. With this increasing level of annuity reserves a corresponding increase in surrenders and withdrawals is expected. Many of the annuities sold by SBM Life allow the annuitant a 10% per year free withdrawal privilege. As the number of outstanding policies increases, a certain percentage of annuitants will elect to use this feature. Also, each year a larger number of policies have the surrender charge period expire which allows the annuitant to surrender their policy without any penalty. On one particular product a significant number of policies are reaching this point and surrenders on this product have increased. The higher interest rates during 1994 and 1995, as compared to the renewal crediting rates being paid on older annuities, have also caused some increase in withdrawals as annuity holders look for other investments or annuities which have higher rates of return. At March 31, 1995, approximately 45% of the outstanding annuities have a 5% or less surrender charge.

Operating income before taxes, excluding the effect of realized gains/losses, for SBM Life for the three months ended March 31, 1995, was $244,000 compared to $1,421,000 for the same period in 1994. This decrease was the result of two main items. First, the spread between investment income earned on its investment portfolio and the interest credited on the outstanding annuities significantly decreased. Return on invested assets excluding realized gains and losses for the three months ended March 31, 1995 and 1994 was 7.38% and 7.64%, respectively. The average rate of interest credited on annuities was 5.57% and 5.50% for the periods ended March 31, 1995 and 1994, respectively, resulting in a year-to-date net spread of 1.81% in 1995 and 2.14% in 1994. Second the increase in withdrawals and surrenders during the first quarter of 1995 resulted in increased amortization of deferred acquisitions costs. Amortization to date in 1995 was $1,650,000 compared to $1,025,000 for the same period last year.

FACE AMOUNT CERTIFICATE SEGMENT - SBM CERTIFICATE COMPANY ("SBMC")

Net investment income after income taxes for the three months ended March 31, 1995 was $119,204 compared to $37,314 for the same period in 1994. The increase in net investment income is mainly due to a higher spread earned on SBMC's investment portfolio in relation to interest paid on outstanding certificates. Administrative and building expense decreases also contributed to the increase in net investment income.

As a result of the increasing interest rate environment, SBMC increased the interest rates offered on new Series 503 certificates throughout 1994 and on January 25, 1995. SBMC is closely monitoring these new rates against competitive products, mainly bank certificates of deposit. Further interest rate adjustments (up or down) on new certificates will be made as deemed necessary.

Sales of new certificates for the first three months of 1995 are approximately 70% of the level of sales for the comparable period in 1994. In addition, during the first three months of 1995, certificate renewal rates have decreased by approximately 7% from historical renewal levels. SBMC believes these decreases are mainly the result of the certificate of deposit marketplace currently being very competitive as many financial institutions are offering special high rates to induce customers to open new accounts. As noted above, SBMC has increased its rates to remain as competitive as possible in order to attempt to maintain its historical certificate renewal rates and generate new certificate sales while still maintaining adequate operating spreads.

                          SBM COMPANY AND SUBSIDIARIES

      ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      --------------------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


RESULTS OF OPERATIONS (CONTINUED)

Also, in the first quarter of 1995, SBMC recognized $(314,000) in investment capital losses as a result of selling $5 million of various securities and reinvesting the proceeds in commercial paper. This was done in anticipation of greater amounts of scheduled maturities in the first half of 1995 as discussed below in "Liquidity".

As of March 31, 1995, CMOs represented 41% of SBMC's qualified assets. SBMC has been able to achieve higher yields with these securities without assuming additional credit risk as all of the CMOs are collateralized by U.S. Government Agency/Instrumentality Securities. However, these securities do have additional interest rate risk in that volatility in the interest rate market (as in 1994) will cause the fair value of these securities to significantly fluctuate.

The Company believes that, given current market conditions, and assuming relatively level rates of interest, its net interest margin will decline slightly as outstanding certificates paying interest at lower rates mature and are renewed at the slightly higher rates of interest, and as new Certificates are sold at the current rates of interest.

MUTUAL FUND INVESTMENT ADVISORY SEGMENT

Mutual fund sales continue to decrease during 1995 with total fund sales (excluding the State Bond Cash Management Fund) of approximately $2.9 million for the three months ended March 31, 1995 compared to approximately $4.7 million for the same period in 1994. Redemptions increased from $4.7 million in 1994 to $6.0 million in 1995. Assets under management grew from $204 million at December 31, 1994 to $213 million at March 31, 1995 as a result of increases in value in both the stock and bond markets.

CAPITAL RESOURCES

Beginning toward the end of the first quarter of 1994, the CMO marketplace became very depressed. This was the result of two main items. First, interest rates increased dramatically throughout 1994. As such, the economic value of any debt security decreased significantly. In addition, prepayments on mortgages underlying the CMOs decreased, resulting in reduced principal cash flows and extensions of the average maturities of these bonds. Such factors had a negative effect on the market value of the bonds. Second, combined with the rise in interest rates, the CMO marketplace was negatively impacted due to the technical/emotional change in the marketplace as a result of several well publicized problems in several brokers/dealers, mutual funds and other companies. The effect of the above has been a significant decrease in price in CMOs which has resulted in significant unrealized losses in SBM Life's CMO portfolio which represents 48% of SBM Life's investments at March 31, 1995.

As discussed in Note C, the adoption of SFAS 115 combined with the significant unrealized losses in the Company's investment portfolio which under current accounting rules must be charged against stockholders' equity has resulted in a stockholders' equity deficiency of $8.7 million. However, while not included in stockholders' equity because of its redemption feature (effective in the year
2004), the Company's outstanding mandatory redeemable voting convertible preferred stock, which has a value of $18.9 million, and the common stock held by employee benefit plans valued at $1.9 million should be considered an integral part of the Company's capital base. As such, the Company's total capital base including the preferred stock and common stock held by employee benefit plans is $12.1 million.

                          SBM COMPANY AND SUBSIDIARIES

      ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      --------------------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


CAPITAL RESOURCES (CONTINUED)

In addition, while SBM Life's entire investment portfolio is being classified as available-for-sale and valued at fair value under current accounting rules (as described in Note C to the consolidated financial statements), it is the current intention of management to hold a substantial portion of the investment portfolio to maturity and not realize the current unrealized losses which have been charged against stockholders' equity.

In 1994, as a result of the adoption of SFAS 115 and its impact on stockholders' equity as a result of rising interest rates and the resulting unrealized losses in the Company's investment portfolios, regulatory concerns regarding capital, and the reduction in SBM Life's A.M. Best rating, the Company has had to look to outside sources of capital and as a result has entered into the pending sale of the Company. (See Note B to the consolidated financial statements.)

The ability of the Company to pay cash dividends to common and preferred shareholders is dependent in large part upon the amount of dividends received from subsidiaries, as well as regulatory and rating agency requirements. (See Note F of the consolidated financial statements.)

As of March 31, 1995, dividends in arrears on the Company's mandatory redeemable preferred stock were approximately $1,160,000.

LIQUIDITY

Liquidity for the Company is measured by the ability of each subsidiary or other business segment to provide adequate cash flows to meet the needs of the financial instruments it has issued and its operating expenses. Each of the Company's business subsidiaries maintains liquidity based on past history and expected future cash flow needs.

The A.M. Best rating reduction of SBM Life and the adverse newspaper articles in late 1994 regarding SBM Life have increased surrender and withdrawal requests in 1995. As a result, SBM Life has increased its short-term investments to $54 million at March 31, 1995 through the sale of $25 million of U.S. Treasury Notes, which resulted in a pretax loss of approximately $(138,000).

During the first quarter of 1995, SBMC sold approximately $5 million of available-for-sale securities with a realized loss of $(314,000). These securities were sold to generate funds to redeem matured certificates in the first quarter of 1995 and to increase SBMC's short term investments in anticipation of maturing certificates during the remainder of 1995.

While the CMO marketplace discussed above under "Capital Resources" and Note C have significantly reduced the amount of principal received by the Company from its CMO investments, the Company believes the above actions provide it with ample liquidity for payment of surrenders, withdrawals and face amount certificate maturities. However, if liquidity needs exceeded current cash flow and short-term investments, the investment portfolios of SBM Life and SBM Certificate are readily marketable and could be sold as necessary. If selling securities were required, depending on the interest rate environment at the time of sale, losses may be realized which would reduce the Company's capital level.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)  Form 8-K, Items 5 and 7, February 16, 1995


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SBM COMPANY


Date _________________________    By: ___________________________________
     /s/ 5-12-95                      /s/Edward L. Zeman

                                  Its: Vice President, Chief Operating Officer, and Chief Financial Officer



S7:10QSEC