Form 10-Q
period 1995-06-30
1150 LIQUIDATING CORP
filed 1995-08-14
CIK 93706

FORM 10-Q
                                    REQUIRED
                       SECURITIES AND EXCHANGE COMMISSION
                                    REQUIRED
                            Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACTION OF 1934

For the transition period from _______________________ to _____________________.

Commission file number 811-407

                          1150 Liquidating Corporation
                             (formerly SBM Company)
            ((Exact name of registrant as specified in its charter)

          Minnesota                                             41-0557530
(State or other jurisdiction of                               (IRS Employer
 incorporation of organization)                           Identification Number)

    8400 Normandale Lake Boulevard, Suite 1150, Minneapolis, Minnesota 55437
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 835-0097
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_          No  ___

Number of shares of Common Stock outstanding at June 30, 1995:      2,179,714



                          1150 LIQUIDATING CORPORATION

                                     INDEX




Part I - Financial Information                                           Page(s)


Item I - Financial Statements (Unaudited)


Statement of Net Assets in Liquidation and Consolidated Balance Sheet        1


Statement of Changes in Net Assets in Liquidation                            2


Condensed Consolidated Statements of Income                                  3


Condensed Consolidated Statements of Cash Flows                              4


Notes to Consolidated Financial Statements                                  5-6


Item II - Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   7-9


Part II - Other Information                                                10-11



                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                    (formerly SBM COMPANY AND SUBSIDIARIES)
      STATEMENT OF NET ASSETS IN LIQUIDATION as of June 30, 1995 (Note A)
     CONSOLIDATED BALANCE SHEET (going concern historical cost basis) as of
                               December 31, 1994

                                                                              June 30      December 31
                                                                               1995            1994
                                                                            (Unaudited)
ASSETS
Investments
   Debt securities available-for-sale at market                                   --      $653,207,076
   Debt securities held-to-maturity at amortized cost                             --        13,944,234
   Marketable equity securities at market                                         --           683,089
   Mortgage loans                                                                 --        36,257,214
   Policy loans                                                                   --        22,153,936
   Other invested assets                                                          --         1,694,506
   Short-term investments                                                         --        37,602,490
      Total investments                                                           --       765,542,545

Cash and cash equivalents                                                 13,135,632         3,565,693
Accrued investment income                                                         --         8,470,103
Receivable from reinsurer                                                         --       105,806,093
Deferred policy acquisition costs, less accumulated amortization                  --        76,950,470
Land, building and equipment, at cost less accumulated
  depreciation of   $2,470,302                                                    --         1,417,796
Deferred income taxes                                                             --         3,091,000
Refundable income taxes                                                           --         3,003,386
Other assets                                                                 238,279         1,517,067
                                                                        $ 13,373,911      $969,364,153

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Future policy benefits                                                            --      $910,104,179
Face amount certificate reserves                                                  --        60,355,015
Accounts payable and other liabilities                                       790,711         9,252,047
Income taxes payable                                                         465,979                --
Deferred compensation and retirement benefits for officers                        --         1,227,284
      Total liabilities                                                    1,256,690       980,938,525

Mandatory redeemable voting convertible
   preferred stock, par value $1,000 (includes dividends in arrears:
   June 30, 1995 - $0, December 31, 1994 - $760,000).
   Authorized 19,000, shares; issued 19,000 shares, liquidation
   value $19,000,000, plus dividends in arrears                                   --        18,485,868
Common stock held by employee benefit plans; 304,693 shares - Note B       1,693,815         1,916,519

Commitments and contingencies

Common stock, no par value.
   Authorized 20,000,000 shares;
   issued and outstanding 2,179,714 shares;
   less 304,693 shares held by employee benefit plans                                        2,945,606
Unrealized losses on marketable equity securities,
   net of income tax benefit of $0 and $131,048, respectively                                 (254,388)
Unrealized losses on debt securities, net                                                  (59,691,765)
Retained earnings                                                                           25,023,788
      Total stockholders' equity (deficit)                                                 (31,976,759)
                                                                                          $969,364,153
      Net assets in liquidation                                        $  10,423,406
Number of common shares outstanding less 304,693 shares
   held by employee benefit plans.                                         1,875,021
Net assets in liquidation per outstanding share                         $       5.56


                See notes to consolidated financial statements.



                          1150 LIQUIDATING CORPORATION

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

             For the Period from December 31, 1994 to June 30, 1995
                                  (Unaudited)


Shareholders' equity (deficit) at December 31, 1994
(going concern historical cost basis)                            $(31,976,759)

Net loss from operations January 1 - May 31, 1995                    (844,592)

Decrease in unrealized losses on marketable equity and
debt securities, net of taxes January 1 - May 31, 1995             50,736,738

Shareholders' equity at May 31, 1995 (going concern
historical cost basis)                                             17,915,387

Loss from sale of Company operations (Note A)                      (6,542,608)

Net gain from operations June 1 - June 30, 1995                       107,728

Preferred stock liquidation amount in excess of carrying value     (1,279,805)

Allocation of net loss and carrying value to common stock
held by employee benefit plans                                        222,704

Net assets in liquidation at June 30, 1995                       $ 10,423,406

                See notes to consolidated financial statements.



                          1150 LIQUIDATING CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (going concern historical cost basis)
                                  (Unaudited)



                                                           Two Months     Three Months    Five Months      Six Months
                                                              Ended          Ended           Ended            Ended
                                                          May 31, 1995   June 30, 1994    May 31, 1995    June 30, 1994

Revenues:
   Net investment income                                  $  9,804,543    $ 16,186,437    $ 24,909,308    $ 31,954,306
   Underwriting, sales service and distribution fees           439,889         743,112       1,172,832       1,718,350
   Life insurance premiums                                      70,263          92,695         171,103         197,018
   Advisory and other fees from affiliated mutual funds        247,495         360,202         617,996         731,852
   Realized investment (losses) gains, net                      43,115         (11,481)       (408,498)           (929)
   Other income                                                371,840         459,297         989,332         909,045
      Total revenues                                        10,977,145      17,830,262      27,452,073      35,509,642

Benefits and expenses:
   Provisions for benefits:
      Annuities and life insurance                           7,013,400      10,390,193      17,893,660      21,198,198
      Face amount certificate reserves (interest)              488,800         914,302       1,224,738       1,872,758
   Loan and real estate losses                                  50,000          50,000          50,000         200,000
   Death and other benefits                                    113,665         243,480         234,599         324,046
   Commissions, wages and benefits                           1,408,838       1,747,683       3,260,594       3,687,044
   Interest expense                                               --            41,455            --            83,856
   Amortization of deferred policy acquisition costs         1,193,555       1,180,017       2,971,790       2,332,551
   Occupancy and equipment                                     242,418         344,765         557,763         692,445
   State guaranty association assessments                       50,587         226,298         126,137         452,508
   Other expenses                                              661,319         764,988       1,388,370       1,292,722
      Total benefits and expenses                           11,222,582      15,903,181      27,707,651      32,136,128

Income (loss) from operations before income taxes             (245,437)      1,927,081        (255,578)      3,373,514
Income taxes (benefit)                                        (130,834)        733,000        (139,834)      1,226,000
        Net income (loss)                                 $   (114,603)   $  1,194,081    $   (115,744)   $  2,147,514

Mandatory redeemable voting convertible
   preferred stock dividends                              $    268,840    $    380,000    $    671,792    $    760,000
Discount accretion on preferred stock                           22,844          34,014          57,056          67,962
Net income (loss) applicable to common stock              $   (406,287)   $    780,067    $   (844,592)   $  1,319,552

Earnings per common share:
   Primary                                                $       (.19)   $        .36    $       (.39)   $        .60
   Fully diluted                                          $       (.19)   $        .36    $       (.39)   $        .60

Weighted average common shares
   outstanding (primary)                                     2,179,714       2,179,714       2,179,714       2,195,376
Weighted average common shares
   outstanding (fully diluted)                               2,179,714       3,367,214       2,179,714       3,382,876


                See notes to consolidated financial statements.



                          1150 LIQUIDATING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (going concern historical cost basis)
                                  (Unaudited)



                                                                    Five Months        Six Months
                                                                       Ended             Ended
                                                                    May 31, 1995    June 30, 1994

Net cash provided by operating activities                           $ 25,874,110    $  23,207,681

Cash flows from investing activities:
   Proceeds from maturities and repayment of debt securities           5,764,960      105,568,862
   Proceeds from sales of debt securities available-for-sale          54,978,153             --
   Cost of debt securities acquired                                         --        (89,862,032)
   Sales (purchases) of short term investments, net                  (43,117,345)     (32,577,234)
   Loan principal repayments                                           9,130,780        9,012,876
   Loans funded                                                       (5,478,877)      (5,369,840)
   Proceeds from (additions to) land, building and equipment, net        (39,394)          88,601
      Net cash provided by (used in) investing activities             21,238,277      (13,138,767)

Cash flows from financing activities:
   Payments to face amount certificate holders                       (11,117,664)     (12,879,787)
   Reserve payments from face amount certificate holders               6,022,253        9,428,157
   Deposits received from annuitants, net                             29,831,611       39,574,577
   Payments to annuitants                                            (74,190,148)     (42,733,607)
   Purchase of common stock                                                 --         (1,511,346)
   Dividends on common stock                                                --           (446,000)
   Dividends on preferred stock                                             --           (760,000)
   Principal payments on notes payable                                      --            (92,307)
      Net cash used in financing activities                          (49,453,948)      (9,420,313)

Net increase (decrease) in cash                                       (2,341,561)         648,601
Cash at beginning of period                                            3,565,693          898,726
Cash at end of period                                               $  1,224,132    $   1,547,327


                See notes to consolidated financial statements.



                          1150 LIQUIDATING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  Sale and Liquidation of the Company

Effective May 31, 1995, SBM Company (the "Company") sold substantially all of the business operations and assets of the Company to ARM Financial Group, Inc.,
(ARM) (the Transaction) for a purchase price of $34.5 million, net of $4.1 million of liabilities assumed, pursuant to an Amended and Restated Stock and Asset Purchase Agreement dated February 16, 1995 between the Company and ARM. As part of the Transaction, ARM acquired all of the outstanding stock of the Company's wholly owned subsidiaries (State Bond and Mortgage Life Insurance Company ("SBM Life"), SBM Certificate Company ("SBMC") and SBM Financial Services, Inc.) and certain assets of the Company, including the investment adviser function of six mutual funds, and assumed certain liabilities of the Company. The following summarizes the proceeds from and net assets sold of the
Transaction:

Proceeds from the sale                     $ 34,445,877

Assets sold
  Investments                               808,543,939
  Receivable from reinsurer                  85,202,588
  Deferred acquisition costs                 61,683,713
  Other assets                               14,863,970
                                            970,294,210

Liabilities assumed:
  Future policy benefits                    861,067,924
  Face amount certificate reserves           56,439,745
  Accounts payable and other liabilities     12,508,983
                                            930,016,652
Net assets sold                              40,277,558
Less costs of the Transaction including
 income taxes of $408,000                       710,927
Net loss on sale of Company operations     $ (6,542,608)

The Company intends to wind up and liquidate the Company as soon as practicable. The Company has adopted a Plan of Dissolution effective May 31, 1995. At closing, the Series A Preferred Stock was redeemed for $20.5 million (including $1.5 million of dividends in arrears) as a result of its senior rights over the common stock.

The Company's shareholders approved the Transaction and the Plan of Dissolution (the "Plan") at their regular shareholder meeting on May 18, 1995. The Company also changed its name to "1150 Liquidating Corporation" effective June 14, 1995.

The accompanying financial statements for June 1995 have been prepared on a liquidation basis of accounting and include adjustments which would result from the Transaction and Plan of Dissolution. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. Estimated costs include legal and audit fees and potential tax liabilities. No provision has been made for normal operating costs beyond May 31, 1995, because the Company expects that the income from investments will be sufficient to offset continuing operating costs. No provision has been made for the costs of litigation with the trustee of the employee benefit plans (see Note B to the financial statements) as these costs are uncertain at this time.

The financial statements included in this Form 10-Q have been prepared by the Company without audit. The condensed consolidated statements of income and the condensed consolidated statements of cashflows and the consolidated balance sheet as of December 31, 1994 have been prepared using the going concern historical cost basis of accounting. In the opinion of management, all adjustments necessary to present fairly the financial positions, results of operations and cashflows for all periods presented have been made.



                          1150 LIQUIDATING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the SBM Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1994.

B.  Common Stock Held by Employee Benefit Plans

The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's Statement of Net Assets in Liquidation as of June 30, 1995 and outside of stockholders' equity on the Company's Consolidated Balance Sheet as of December 31, 1994 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement, or stock repurchase agreement or put agreement ("Put Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

On the June 30, 1995 Statement of Net Assets in Liquidation the value of the shares owned by the Plans has been shown as the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution described above in Note A; on the December 31, 1994 balance sheet the share value was shown as the appraised fair market value of the shares since such value greatly exceeded the adjusted book value of such shares as determined by the Company. The appraised value at June 30, 1994 was used in the December 31, 1994 balance sheet as an approximation of the December 31, 1994 appraised value because the Company had not received an appraisal as at the latter date.

In January 1995, the trustee of the Plans notified the Company that it was tendering all shares held by the Plans to the Company for purchase by the Company under the Put Agreement. Under the Put Agreement, in certain circumstances, the Company has agreed to purchase common shares tendered to it by the Plans at a price equal to the higher of adjusted book value (as defined in the Put Agreement) or fair market value. The trustee asserted in its tender that the correct basis under the Put Agreement to determine the value of the shares for purposes of the Company's repurchase obligation is to determine their adjusted book value at December 31, 1994 based on the books of the Company but using the amortized cost of the Company's investment portfolios, rather than their fair market value. The Company maintains that such value under the Put Agreement must be based on the books of the Company which, after the effectiveness of SFAS 115 on January 1, 1994, must use the market value, rather than the amortized cost, of the substantial portion of the Company's investment portfolios which must be classified as "available-for-sale" under applicable accounting principles. In the alternative, the Company maintains that the tender was invalid in the circumstances under which it was made and, even if valid, that the correct value under such circumstances is the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution, rather than any value based upon the books of the Company as prepared on the going concern historical cost basis.

The Company declined to repurchase such shares for various reasons including those stated above and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Put Agreement. If the views of the Company or those of a large shareholder which is a party to such litigation prevail, either the Company will have no obligation to repurchase the shares held by the Plans under the Put Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares, under an appraisal now in final draft form and soon expected to be received by the Company, or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the June 30, 1995 statement of net assets in liquidation to be $5.56 per share). If the views of the trustee prevail, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios (estimated to be approximately $13.75 per share).

While the Company believes its interpretation of the Put agreement is correct, the determination that the views of the Trustee are correct would have the effect at June 30, 1995 of increasing the value of the shares held by the Plans by approximately $2.5 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.33 per share.

The litigation is expected to reach the trial stage in early 1996 and the court's decision at trial may be appealed. Accordingly, there may not be a definitive resolution of this matter for as long as two years, or longer.


                          1150 LIQUIDATING CORPORATION


      ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Sale of Company Operations

The Company closed on the sale of its operations to ARM Financial Group, Inc. ("ARM") on June 14, 1995 which for accounting purposes became effective May 31, 1995 and incurred a loss of $6.5 million (see Note A to the consolidated financial statements). The purchase price was determined pursuant to an Amended and Restated Purchase Agreement dated February 16, 1995 between the Company and ARM. The gain or loss on the sale recorded by the Company was subject to fluctuation through the effective date based on the market value of the available-for-sale securities and the associated unrealized gains/losses.

In 1994, as a result of a combination of factors as discussed below, the Company was required to look to outside sources for capital and ultimately entered into the sale of the Company's operations to ARM. The events leading to the sale of the Company's operations to ARM included the following: The required adoption of Statement of Financial Accounting Standards No. 115 (SFAS 115) effective January 1, 1994, in combination with the rapidly rising interest rates in 1994 resulted in significantly reduced market values in the Company's investment portfolio, especially its CMOs, which adversely impacted stockholders' equity through the recording of unrealized losses. This decline in investment portfolio value and stockholders' equity caused regulatory concerns regarding the capital adequacy of the Company. In addition, A.M. Best reduced the Company's rating to B+ (as discussed below) which caused significant concern in the marketplace along with further concern by regulators as to the adequacy of the Company's capital base. As such the sale of the Company's operations became the solution to the capital issues.

Subsequent to the sale, the Company has no operations. Upon closing of the sale, the Company redeemed its preferred stock at liquidation value ($19 million) plus $1.5 million of dividends in arrears. The remaining proceeds from the Transaction have been invested in a short-term government money market fund. The Company is in the process of paying its remaining liabilities and making an initial distribution to shareholders. The remaining proceeds will be distributed once the litigation with the trustee of the employee benefit plans has been resolved (see Note B to the consolidated financial statements) and all other liabilities are satisfied.

The results of operations for SBM Life, SBM Company and SBM Financial Services are for the five months ended May 31, 1995 compared to the six months ended June 30, 1994, which must be taken into account in the following discussion.

Annuities and Life Insurance Segment - SBM Life

In November 1994, A.M. Best informed SBM Life that its rating was being reduced from A- (excellent) to B+ (very good). A.M. Best indicated that the reasons for the rating change were SBM Life's concentration in CMOs even after the disposition of $186 million of CMOs earlier in 1994 and its desire that SBM Life increase its capital level to at least replace losses realized by such sales of CMOs. Also, during the third quarter of 1994, several adverse newspaper articles were written concerning SBM Life's investment portfolio and the unrealized depreciation associated with it. The combination of these announcements and the reduction by A.M. Best of SBM Life's rating negatively impacted new sales, especially in the Tax Sheltered Annuity ("TSA") marketplace. Policy withdrawals and surrenders also increased as a result of the above. These factors should be considered in the review of the following discussion.

The Company's life insurance subsidiary (SBM Life) has seen a decrease in annuity premiums during the five months of 1995 compared to the six months of 1994 with premium being $28.5 million in 1995 compared to $38.3 million in 1994. The decrease has been in both single premium deferred annuities and first year premium on sales of 403(b) tax sheltered flexible premium deferred annuities. This decrease is mainly due to the A.M. Best rating change and adverse publicity discussed above and, to a lesser degree, product changes to its TSA product line which have not been fully accepted by some agents and competition from competitive products such as variable annuities.

Annuity surrenders and withdrawals for SBM Life for the five months ended May 31, 1995 compared to the six month period last year were $73.2 million and $41.6 million, respectively. This increase in withdrawals is mainly attributable to the various factors discussed above. The higher interest rates during 1994 and early 1995, as compared to the renewal crediting rates being paid on older annuities, have also caused some increase in withdrawals as annuity holders look for other investments or annuities which have higher rates of return.

Operating income, (loss) before taxes, excluding the effect of realized portfolio gains/losses, for SBM Life for the five months ended May 31, 1995, was ($70,898) compared to $3,559,414 for the six month period in 1994. This decrease was the result of two main items. First, the spread between investment income earned on its investment portfolio and the interest credited on the outstanding annuities significantly decreased. Return on invested assets excluding realized gains and losses for the five months ended May 31, 1995 and six months of 1994 was 7.28% and 7.64%, respectively. This decrease in investment return was the result of SBM Life carrying higher than normal levels of short term investments to insure adequate liquidity during the previously described period of adverse publicity and A.M. Best Rating downgrade and the reinvestment of the proceeds from the CMO sales into lower yielding corporate bonds. The average rate of interest credited on annuities was 5.53% and 5.53% for the periods ended May 31, 1995 and June 30, 1994, respectively, resulting in a year-to-date net spread of 1.75% in 1995 and 2.11% in 1994. Second, the increase in withdrawals and surrenders during the first five months of 1995 resulted in increased amortization of deferred acquisition costs. Amortization to date in 1995 was $2,770,000 compared to $2,075,000 for the six month period last year.

Face Amount Certificate Segment - SBM Certificate Company ("SBMC")

Net investment income after income taxes for the five months ended May 31, 1995 was $184,000 compared to $125,000 for the six month period in 1994. The increase in net investment income is mainly due to a higher spread earned on SBMC's investment portfolio in relation to interest paid on outstanding certificates. Administrative and building expense decreases also contributed to the increase in net investment income.

As a result of the increasing interest rate environment through early 1995, SBMC increased the interest rates offered on new Series 503 certificates throughout 1994 and on January 25, 1995. SBMC decreased the interest rates offered in May 1995 in response to the decrease in the interest rate environment in the second quarter of 1995.

Sales of new certificates for the first five months of 1995 are approximately 88% of the level of sales for the six month period in 1994 and the average monthly new sales for 1995 was slightly higher than 1994's average. In addition, during the first five months of 1995, certificate renewal rates were consistent with historical renewal levels and 1994's rates. SBMC has adjusted its rates to remain as competitive as possible in order to attempt to maintain its historical certificate renewal rates and generate new certificate sales while still maintaining adequate operating spreads.

Also, in the first five months of 1995, SBMC recognized $(314,000) in investment capital losses as a result of selling $5 million of various securities and reinvesting the proceeds in commercial paper. This was done in anticipation of greater amounts of scheduled maturities in the first half of 1995.

Mutual Fund Investment Advisory Segment

Mutual fund sales continued to decrease during 1995 with total fund sales (excluding the State Bond Cash Management Fund) of approximately $5.3 million for the five months ended May 31, 1995 compared to approximately $8.7 million for the six month period in 1994. Redemptions increased from $8.9 million in 1994 to $12.1 million in 1995. Assets under management grew from $204 million at December 31, 1994 to $217 million at May 31, 1995 as a result of increases in value in both the stock and bond markets.

Capital Resources and Liquidity

As noted in Note A to the consolidated financial statements and under "Sale of the Operations of the Company" herein, the Company has no remaining operations and therefore no capital resources or liquidity issues. As previously discussed, the Company is in the process of liquidating and distributing the proceeds from the sale of its operations to the Company's shareholders. An initial distribution is in process at the time of this report. The final distribution will be made as soon as practicable after the litigation (mentioned in Note B to the consolidated financial statements) is resolved and all other liabilities are satisfied..



                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

A regular meeting of the shareholders of the Registrant was held on May 18, 1995. At the meeting, Kennon V. Rothchild and Robert W. Winslow were elected as Common Stock directors. The votes received were as follows:


                                        FOR         AGAINST      ABSTAIN
Kennon V. Rothchild (Class I)         2,867,655         0        85,381
Robert W. Winslow (Class III)         2,867,365       300        85,381

The following other director's term continued after the meeting:
  Richard M. Evjen (Class II).

At the meeting, the shareholders also voted to adopt the following amendment in its entirety of Article V of the Articles of Incorporation of the Registrant:

                                   ARTICLE V

         The business and affairs of the Corporation shall be managed by or under the direction of a Board of Directors consisting of not less than one person. Whenever the holders of any one or more classes of preferred or preference stock issued by the Corporation pursuant to
         Article III of these Articles of Incorporation have the right by the terms of their class of stock, voting separately by class or series, to elect directors at a regular or special meeting of shareholders, the elections, term of office, filling of vacancies and other features of such directorships shall be governed by or pursuant to the applicable terms of those classes or series of shares.

The votes received on the amendment were as follows:

                   FOR           AGAINST              ABSTAIN
               2,866,255         59,043                27,748

The shareholders also voted to approved the following:

         1. Sale of substantially all of the Registrant's assets to ARM Financial Group, Inc. (the "Sale");
         2. Liquidation and dissolution of the Registrant subsequent to the completion of the Sale pursuant to a Plan of Dissolution adopted by the Board of Directors of the Registrant;
         3.   Change of Registrant's name to 1150 Liquidating Corporation.

                    FOR           AGAINST              ABSTAIN
                2,879,055         61,671                12,319

Item 6.  Exhibits and Reports on Form 8-K

         (b)  Form 8-K, Items 5 and 7, June 16, 1995.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SBM COMPANY


Date __________________              By: ___________________________________
                                     Charles A. Geer

                                     Its:  President and Chief Financial Officer