Form 10-Q
period 1995-09-30
1150 LIQUIDATING CORP
filed 1995-11-14
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to



For Quarter Ended September 30, 1995             Commission File Number 811-407

                          1150 LIQUIDATION CORPORATION
                             (formerly SBM Company)
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                        41-0557530
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                                4440 IDS Center
                          Minneapolis, Minnesota 55402
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (612) 338-5254



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

2,179,714 Common Shares were outstanding as of September 30, 1995



                          1150 LIQUIDATION CORPORATION


                                   I N D E X


                                                                        Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Statement of Net Assets in Liquidation
                     and Consolidated Balance Sheet                       1

                  Statement of Changes in Net Assets in Liquidation       2

                  Condensed Statements of Income                          3

                  Condensed Statement of Cash Flows                       4

                  Notes to Consolidated Financial Statements            5-6


   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7-9


PART II.     OTHER INFORMATION                                        10-11




                         Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATION CORPORATION
                    (formerly SBM COMPANY AND SUBSIDIARIES)

    STATEMENT OF NET ASSETS IN LIQUIDATION as of September 30, 1995 (Note 1)
        CONSOLIDATED BALANCE SHEET (going concern historical cost basis)
                            as of December 31, 1994


                                                                        September 30,   December 31,
             Assets                                                          1995          1994
                                                                         (Unaudited)
Investments:
    Debt securities available-for-sale at market                                --     $ 653,207,076
    Debt securities held-to-maturity at amortized cost                          --        13,944,234
    Marketable equity securities at market                                      --           683,089
    Mortgage loans                                                              --        36,257,214
    Policy loans                                                                --        22,153,936
    Other invested assets                                                       --         1,694,506
    Short-term investments                                                      --        37,602,490
        Total investments                                                       --       765,542,545

Cash and cash equivalents                                                  6,970,412       3,565,693
Accrued investment income                                                       --         8,470,103
Receivable from reinsurer                                                       --       105,806,093
Deferred policy acquisition costs, less accumulated
 amortization                                                                   --        76,950,470
Land, building and equipment, at cost, less accumulated
 depreciation of $2,470,302                                                     --         1,417,796
Deferred income taxes                                                           --         3,091,000
Refundable income taxes                                                         --         3,003,386
Other assets                                                                 206,104       1,517,067
                                                                        $  7,176,516   $ 969,364,153

        Liabilities and Stockholders' Equity (Deficit)

Future policy benefits                                                          --     $ 910,104,179
Face amount certificate reserves                                                --        60,355,015
Accounts payable and other liabilities                                     1,259,953       9,252,047
Income taxes payable                                                           1,075            --
Deferred compensation and retirement benefits for officers                      --         1,227,284
    Total liabilities                                                      1,261,028     980,938,525

Mandatory redeemable voting convertible preferred stock,
 par value $1,000 (includes dividends in arrears:
 September 30, 1995 - $0, December 31, 1994 - $760,000);
 authorized 19,000 shares; issued 19,000 shares, liquidation
 value $19,000,000, plus dividends in arrears                                   --        18,485,868
Common stock, held by employee benefit plans; 304,693 shares - Note 2        825,718       1,916,519

Commitments and contingencies

Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 2,179,714 shares; less 304,693 shares held by employee
 benefit plans                                                                  --         2,945,606
Unrealized losses on marketable equity securities, net of income tax
 benefit of $0 and $131,048, respectively                                       --          (254,388)
Unrealized losses on debt securities, net                                       --       (59,691,765)
Retained earnings                                                               --        25,023,788
    Total stockholders' equity (deficit)                                        --       (31,976,759)

                                                                                       $ 969,364,153

    Net assets in liquidation                                           $  5,089,770
Number of common shares outstanding less 304,693 shares held by
 employee benefit plans                                                    1,875,021
Net assets in liquidation per outstanding share                         $       2.71


See Notes to Consolidated Financial Statements.

                          1150 LIQUIDATION CORPORATION

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
          For the Period from December 31, 1994 to September 30, 1995
                                  (Unaudited)



Shareholders' equity (deficit) at December 31, 1994
    (going concern historical cost basis)                        $(31,976,759)

Net loss from operations January 1 - May 31, 1995                    (844,592)

Decrease in unrealized losses on marketable equity
    and debt securities, net of taxes January 1 - May 31, 1995     50,736,738

Shareholders' equity at May 31, 1995
    (going concern historical cost basis)                          17,915,387

Loss from sale of Company operations (Note 1)                      (6,542,608)

Net loss from operations June 1 - September 30, 1995                  (99,791)

Preferred stock liquidation amount in excess of carrying value     (1,279,805)

Common stock dividend distribution - $2.75 per share               (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans                       837,906

Allocation of net loss and carrying value to common stock held
    by employee benefit plans                                         252,895

Net assets in liquidation at September 30, 1995                  $  5,089,770



See Notes to Consolidated Financial Statements.



                          1150 LIQUIDATION CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (going concern historical cost basis)
                                  (Unaudited)


                                                         Two Months      Three Months    Five Months     Nine Months
                                                            Ended           Ended           Ended           Ended
                                                            May 31,      September 30,      May 31,      September 30,
                                                             1995            1994            1995            1994

Revenues:
    Net investment income                               $  9,804,543    $ 15,344,109    $ 24,909,308    $ 47,298,415
    Underwriting, sales service and
       distribution fees                                     439,889         718,126       1,172,832       2,436,476
    Life insurance premiums                                   70,263         112,435         171,103         309,453
    Advisory and other fees from affiliated
       mutual funds                                          247,495         374,097         617,996       1,105,949
    Realized investment (losses) gains, net                   43,115      (9,307,718)       (408,498)     (9,308,647)
    Other income                                             371,840         475,743         989,332       1,384,788
             Total revenues                               10,977,145       7,716,792      27,452,073      43,226,434

Benefits and expenses:
    Provisions for benefits:
        Annuities and life insurance                       7,013,400      10,682,258      17,893,660      31,880,456
        Face amount certificate reserves (interest)          488,800         885,193       1,224,738       2,757,951
    Loans and real estate losses                              50,000            --            50,000         200,000
    Death and other benefits                                 113,665         141,077         234,599         465,123
    Commissions, wages and benefits                        1,408,838       1,776,316       3,260,594       5,463,360
    Interest expense                                            --            40,507            --           124,363
    Amortization of deferred policy acquisition costs      1,193,555        (195,886)      2,971,790       2,136,665
    Occupancy and equipment                                  242,418         367,360         557,763       1,059,805
    State guaranty association assessments                    50,587         225,659         126,137         678,167
    Other expenses                                           661,319       1,283,215       1,388,370       2,575,937
             Total benefits and expenses                  11,222,582      15,205,699      27,707,651      47,341,827

Income (loss) from operations before income taxes           (245,437)     (7,488,907)       (255,578)     (4,115,393)
Income taxes (benefit)                                      (130,834)     (2,550,000)       (139,834)     (1,324,000)
             Net income (loss)                              (114,603)     (4,938,907)       (115,744)     (2,791,393)

Mandatory redeemable voting convertible
    preferred stock dividends                           $    268,840            --      $    671,792    $    760,000
Discount accretion on preferred stock                         22,844          34,080          57,056         102,042
Net income (loss) applicable to common stock            $   (406,287)   $ (4,972,987)   $   (844,592)   $ (3,653,435)

Earnings per common share:
    Primary                                             $       (.19)   $      (2.27)   $       (.39)   $      (1.67)
    Fully diluted                                       $       (.19)   $      (2.27)   $       (.39)   $      (1.67)

Weighted average common shares
    outstanding (primary)                                  2,179,714       2,179,714       2,179,714       2,190,098
Weighted average common shares
    outstanding (fully diluted)                            2,179,714       3,367,214       2,179,714       3,377,598


See Notes to Consolidated Financial Statements.


                          1150 LIQUIDATION CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (going concern historical cost basis)
                                  (Unaudited)


                                                                      Five Months      Nine Months
                                                                        Ended            Ended
                                                                        May 31,       September 30,
                                                                         1995             1994

Net cash provided by operating activities                            $ 25,874,110    $  33,757,658

Cash flows from investing activities:
    Proceeds from maturities and repayment of debt securities           5,764,960       85,407,578
    Proceeds from sales of debt securities available-for-sale          54,978,153      178,739,005
    Cost of debt securities acquired                                         --       (203,800,750)
    Sales (purchases) of short-term investments, net                  (43,117,345)     (84,103,241)
    Loan principal repayments                                           9,130,780       12,961,575
    Loans funded                                                       (5,478,877)      (8,773,902)
    Proceeds from (additions to) land, building and equipment, net        (39,394)          83,033
             Net cash provided by (used in) investing activities       21,238,277      (19,486,702)

Cash flows from financing activities:
    Payments to face amount certificate holders                       (11,117,664)     (20,302,859)
    Reserve payments from face amount certificate holders               6,022,253       14,496,615
    Deposits received from annuitants, net                             29,831,611       58,212,878
    Payments to annuitants                                            (74,190,148)     (62,937,964)
    Purchase of common stock                                                 --         (1,526,616)
    Dividends on common stock                                                --           (446,000)
    Dividends on preferred stock                                             --           (760,000)
    Principal payments on notes payable                                      --           (137,442)
             Net cash used in financing activities                    (49,453,948)     (13,401,388)

             Net increase (decrease) in cash                           (2,341,561)         869,568

Cash:
    Beginning of period                                                 3,565,693          898,726

    End of period                                                    $  1,224,132    $   1,768,294


See Notes to Consolidated Financial Statements.


                          1150 LIQUIDATION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.   Sale and Liquidation of the Company:

          Effective May 31, 1995, SBM Company (the "Company") sold substantially all of the business operations and assets of the Company to ARM Financial Group, Inc. (ARM) (the Transaction) for a purchase price of $34.5 million, net of $4.1 million of liabilities assumed, pursuant to an Amended and Restated Stock and Asset Purchase Agreement dated February 16, 1995 between the Company and ARM. As part of the Transaction, ARM acquired all of the outstanding stock of the Company's wholly owned subsidiaries (State Bond and Mortgage Life Insurance Company ("SBM Life"), SBM Certificate Company ("SBMC") and SBM Financial Services, Inc.) and certain assets of the Company, including the investment adviser function of six mutual funds, and assumed certain liabilities of the Company. The following summarizes the proceeds from and net assets sold of the Transaction:

          Proceeds from the sale                               $   34,445,877

          Assets sold:
            Investments                                           808,543,939
            Receivable from reinsurer                              85,202,588
            Deferred acquisition costs                             61,683,713
            Other assets                                           14,863,970
                                                                  970,294,210

          Liabilities assumed:
            Future policy benefits                                861,067,924
            Face amount certificate reserves                       56,439,745
            Accounts payable and other liabilities                 12,508,983
                                                                  930,016,652

          Net assets sold                                          40,277,558
          Less costs of the Transaction, including income
           taxes of $408,000                                          710,927

          Net loss on sale of Company operations               $   (6,542,608)

          The Company intends to wind up and liquidate the Company as soon as practicable. The Company has adopted a Plan of Dissolution effective May 31, 1995. At closing, the Series A Preferred Stock was redeemed for $20.5 million (including $1.5 million of dividends in arrears) as a result of its senior rights over the common stock.

          The Company's shareholders approved the Transaction and the Plan of Dissolution (the "Plan") at their regular shareholder meeting on May 18, 1995. The Company also changed its name to "1150 Liquidation Corporation" effective June 14, 1995.

          The accompanying financial statements for September 1995 have been prepared on a liquidation basis of accounting and include adjustments which would result from the Transaction and Plan of Dissolution. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. Estimated costs include legal and audit fees and potential tax liabilities. No provision has been made for normal operating costs or normal costs of liquidation beyond September 30, 1995, because the Company expects that the income from investments will approximate such costs. No provision has been made for the costs of litigation with the trustee of the employee benefit plans (see Note 2 to the financial statements), or for other extraordinary costs of liquidation, beyond December 31, 1995, as these costs are uncertain at this time.

          The financial statements included in this Form 10-Q have been prepared by the Company without audit. The condensed consolidated statements of income and the condensed consolidated statements of cash flows and the consolidated balance sheet as of December 31, 1994 have been prepared using the going concern historical cost basis of accounting. In the opinion of management, all adjustments necessary to present fairly the financial positions, results of operations and cash flows for all periods presented have been made.

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

          Accounts payable on the balance sheet include $671,582 payable to ARM Financial Group, Inc. which was paid in October, 1995.


Note 2.   Common Stock Held by Employee Benefit Plans:

          The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's Statement of Net Assets in Liquidation as of September 30, 1995 and outside of stockholders' equity on the Company's Consolidated Balance Sheet as of December 31, 1994 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement, or stock repurchase agreement or put agreement ("Put Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

          On the September 30, 1995 Statement of Net Assets in Liquidation the value of the shares owned by the Plans has been shown as the pro-rata estimated liquidation value of all of the Company's common shares, after the $2.75 dividend paid in September, 1995, pursuant to the Plan of Dissolution described above in Note 1; on the December 31, 1994 balance sheet the share value was shown as the appraised fair market value of the shares since such value greatly exceeded the adjusted book value of such shares as determined by the Company. The appraised value at June 30, 1994 was used in the December 31, 1994 balance sheet as an approximation of the December 31, 1994 appraised value because the Company had not yet received an appraisal as of the latter date.

          In January 1995, the trustee of the Plans notified the Company that it was tendering all shares held by the Plans to the Company for purchase by the Company under the Put Agreement. Under the Put Agreement, in certain circumstances, the Company has agreed to purchase common shares tendered to it by the Plans at a price equal to the higher of adjusted book value (as defined in the Put Agreement) or fair market value. The Plans' trustee asserted in its tender that the correct basis under the Put Agreement to determine the value of the shares for purposes of the Company's repurchase obligation is to determine their adjusted book value at December 31, 1994 based on the books of the Company but using the amortized cost of the Company's investment portfolios, rather than their fair market value. The Company maintains that such value under the Put Agreement must be based on the books of the Company which, after the effectiveness of the SFAS 115 on January 1, 1994, must use the market value, rather than the amortized cost, of the substantial portion of the Company's investment portfolios which must be classified as "available-for-sale" under applicable accounting principles. In the alternative, the Company maintains that the tender was invalid in the circumstances under which it was made and, even if valid, that the correct value under such circumstances is the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution, rather than any value based upon the books of the Company as prepared on the going concern historical cost basis.

          The Company declined to repurchase such shares for various reasons including those stated above and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Put Agreement. If the views of the Company or those of a large shareholder which is a party to such litigation prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Put Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the September 30, 1995 statement of net assets in liquidation to be $2.71 per share). If the view of the Plans' trustee prevail, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios net of the dividend distribution already received in 1995 (estimated to be approximately $10-$11 per share).

          While the Company believes its interpretation of the Put agreement is correct, the determination that the views of the Trustee are correct would have the effect at September 30, 1995 of increasing the value of the shares held by the Plans by approximately $2.4 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.31 per share.

          The litigation is expected to reach the trial state in early 1996 and the court's decision at trial may be appealed. Accordingly, there may not be a definitive resolution of this matter for as long as two years or longer. However, the parties are presently involved in substantitive settlement discussions, the ultimate outcome of which is uncertain as of the date of filing.


                          1150 LIQUIDATION CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sale of Company Operations

The Company closed on the sale of its operations to ARM Financial Group, Inc. ("ARM") on June 14, 1995 which for accounting purposes became effective May 31, 1995 and incurred a loss of $6.5 million (see Note 1 to the consolidated financial statements). The purchase price was determined pursuant to an Amended and Restated Purchase Agreement dated February 16, 1995 between the Company and ARM. The gain or loss on the sale recorded by the Company was subject to fluctuation through the effective date based on the market value of the available-for-sale securities and the associated unrealized gains/losses.

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

Subsequent to the sale, the Company has no operations. Upon closing of the sale, the Company redeemed its preferred stock at liquidation value ($19 million) plus $1.5 million of dividends in arrears. The remaining proceeds from the Transaction have been invested in a short-term government money market fund. The Company is in the process of paying its remaining liabilities and has made an initial distribution to shareholders. The remaining proceeds will be distributed once the litigation with the trustee of the employee benefit plans has been resolved (see Note 2 to the consolidated financial statements) and all other liabilities are satisfied.

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

Operating income (loss), before taxes, excluding the effect of realized portfolio gains/losses, for SBM Life for the five months ended May 31, 1995, was $(70,898) compared to $3,559,414 for the six month period in 1994. This decrease was the result of two main items. First, the spread between investment income earned on its investment portfolio and the interest credited on the outstanding annuities significantly decreased. Return on invested assets excluding realized gains and losses for the five months ended May 31, 1995 and six months of 1994 was 7.28% and 7.64%, respectively. This decrease in investment return was the result of SBM Life carrying higher than normal levels of short term investments to insure adequate liquidity during the previously described period of adverse publicity and A.M. Best Rating downgrade and the reinvestment of the proceeds from the CMO sales into lower yielding corporate bonds. The average rate of interest credited on annuities was 5.53% and 5.53% for the periods ended May 31, 1995 and June 30, 1994, respectively, resulting in a year-to-date net spread of 1.75% in 1995 and 2.11% in 1994. Second, the increase in withdrawals and surrenders during the first five months of 1995 resulted in increased amortization of deferred acquisition costs. Amortization to date in 1995 was $2,770,000 compared to $2,075,000 for the six month period last year.

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

Sales of new certificates for the first five months of 1995 are approximately 88% of the level of sales for the six month period in 1994 and the average monthly new sales for 1995 were slightly higher than 1994's average. In addition, during the first five months of 1995, certificate renewal rates were consistent with historical renewal levels and 1994's rates. SBMC has adjusted its rates to remain as competitive as possible in order to attempt to maintain its historical certificate renewal rates and generate new certificate sales while still maintaining adequate operating spreads.

Also, in the first five months of 1995, SBMC recognized $(314,000) in investment capital losses as a result of selling $5 million of various securities and reinvesting the proceeds in commercial paper. This was done in anticipation of greater amounts of scheduled maturities in the first half of 1995.

Mutual Fund Investment Advisory Segment

Mutual fund sales continued to decreased during 1995 with total fund sales (excluding the State Bond Cash Management Fund) of approximately $5.3 million for the five months ended May 31, 1995 compared to approximately $8.7 million for the six month period in 1994. Redemptions increased from $8.9 million in 1994 to $12.1 million in 1995. Assets under management grew from $204 million at December 31, 1994 to $217 million at May 31, 1995 as a result of increases in value in both the stock and bond markets.

Capital Resources and Liquidity

As noted in Note 1 to the consolidated financial statements and under "Sale of the Operations of the Company" herein, the Company has no remaining operations and therefore no capital resources or liquidity issues. As previously discussed, the Company is in the process of liquidating and distributing the proceeds from the sale of its operations to the Company's shareholders. Additional distributions will be made as soon as practicable after the litigation (mentioned in Note 2 to the consolidated financial statements) is resolved and all other liabilities are satisfied.



                           PART II. OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Securities Holders

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule (For SEC use only)


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SBM COMPANY



Date                                 By:  /s/ Charles A. Geer
                                          Charles A. Geer

                                     Its: President and Chief Financial Officer