Form 10-K405
period 1995-12-31
1150 LIQUIDATING CORP
filed 1996-04-15
CIK 93706

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994         Commission File No. 811-407


                          1150 LIQUIDATING CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                                        41-0557530
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                 IDS Center                                 55402
             80 South 8th Street                          (Zip Code)
                 Suite 4440
           Minneapolis, Minnesota
  (Address of Principal Executive Offices)

        Registrant's Telephone Number                   (612) 338-5254



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

Number of shares of common stock outstanding at March 31, 1996         2,179,714

                       Documents Incorporated By Reference

                                      None




PART I

ITEM 1.  BUSINESS

GENERAL

         On June 14, 1995, ARM Financial Group, Inc. ("ARM Financial") purchased substantially all of the assets and assumed certain of the liabilities of the Company pursuant to the Amended and Restated Stock and Asset Purchase Agreement dated as of February 16, 1995 (the "Sale Transaction"). The assets sold to ARM Financial included the outstanding capital stock of State Bond and Mortgage Life Insurance Company ("SBM Life"), SBM Certificate Company ("SBM Certificate") and SBM Financial Services, Inc. ( ("SBM Financial" and together with SBM Life and SBM Certificate, the "Subsidiaries"). The Company filed a Notice of Intent to Dissolve with the Secretary of State of the State of Minnesota immediately after the consummation of the Sale Transaction. The Company has therefore taken the first step required under Minnesota law to dissolve and cannot carry on any business other than is necessary to wind up the affairs of the Company. The Company's activities subsequent to the Sale Transaction have consisted solely of making liquidating distributions to shareholders, attempting to resolve and satisfy outstanding liabilities, managing ongoing litigation and managing the cash proceeds of the Sale Transaction. The Company has no employees. The Chief Executive Officer of the Company is paid an hourly fee for services rendered to the Company.

DISTRIBUTIONS

         Immediately after the closing of the Sale Transaction, the Company made liquidating distributions to the holders of the Series A Mandatory Redeemable Voting Convertible Preferred Stock of the Company (the "Preferred Stock") in the aggregate amount of $20.5 million, representing an aggregate liquidation preference of $19.0 million and accrued and unpaid dividends of $1.5 million. No further liquidation payments are required with respect to the Preferred Stock. Holders of Common Stock of the Company (the "Common Stock") have received liquidating distributions equal to an aggregate of $5,994,214 million or $2.75 per share since the Sale Transaction. The remaining proceeds of the Sale Transaction of approximately $6.0 million are being invested in a short-term government money market fund pending the resolution of certain known liabilities of the Company and the resolution of certain pending litigation. The Company is currently involved in litigation with the trustee of the Company's Thrift Plan and Profit Sharing Stock Plan (collectively, the "Plans"). In addition, the Company is currently undergoing an audit by the Internal Revenue Service. See "Litigation" below. The Company will not distribute all of the remaining cash proceeds of the Sale Transaction until all known liabilities as of the date hereof, including the ongoing litigation, and any liabilities which arise after the date hereof, are resolved.

HISTORICAL BUSINESS DISCUSSION

         For detailed information regarding historical activities of the Company prior to the Sale Transaction, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

ITEM 2.  PROPERTIES

         Since the Sale Transaction, the Company's principal executive offices have been located at IDS Center, 80 South 8th Street, Minneapolis, Minnesota. The Company occupies the private offices of its Chief Executive Officer on a rent-free basis.

ITEM 3.  LEGAL PROCEEDINGS

         Pursuant to the terms of the stock agreement (the "Stock Agreement") between the Company and Firstar Trust Company of Minnesota, the trustee of the Plans (the "Trustee"), is entitled, under certain circumstances, to "put" shares of Common Stock in the Plans back to the Company at the higher of fair market value or adjusted book value. There are currently 304,693 shares of Common Stock in the Plans. The Company has historically calculated adjusted book value by reference to its financial statements, which are prepared in accordance with generally accepted accounting principles. Effective January 1, 1994, Statement of Financial Accounting Standards 115 ("SFAS 115") required the Company to reflect on its financial statements the fair values for trading and available-for-sale debt securities. Specifically, SFAS 115 requires the Company to reflect on its financial statements the unrealized losses on those securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources".

         In January 1995, the Trustee notified the Company of an attempted exercise of a put back to the Company of all shares of Common Stock in the Plans. The Company and the Trust under the Will of T.H. Schonlau, a shareholder of the Company (the "Schonlau Trust"), objected to the attempted put. The Trustee has indicated that the adjusted book value of the shares in the Plans should be computed based upon a pre-SFAS 115 amortized cost method of valuing portfolio securities, resulting in a value at December 31, 1994 of approximately $14.50 per share. As a result of the adoption of SFAS 115 and the depreciation in the market value of the Company's debt securities in 1994, the "book value" of the Common Stock decreased significantly. A valuation performed during 1995 as of December 31, 1994 for purposes of a fair market valuation of the Common Stock in the Plans showed a value of $5.38 per share. The adjusted book value of the Common Stock, computed in accordance with SFAS 115, was a negative value at December 31, 1994. See Note 2 of the Company's Financial Statements in Item 8 hereto.

         On March 1, 1995, the Company filed a state court declaratory judgment action in this matter seeking an interpretation of the Stock Agreement. The action names as defendants the Trustee and the Schonlau Trust, which holder alleges that it fairly and adequately represents the interests of the Company's other holders of Common Stock. The Company in its complaint asserts that (i) the put right that the Trustee has with regard to the Common Stock in the Plans is a liquidity put, and cannot be used to put the entire block of Common Stock back to the Company; (ii) the book value of the Common Stock must be computed in accordance with SFAS 115; (iii) the Stock Agreement terminates upon dissolution of the Company, and the Company is in the process of dissolving; and (iv) the Trustee waived and/or is estopped from asserting its alleged interpretation of the Stock Agreement. The Company also requested a declaratory judgment determining the merits of the state law claims asserted by the Schonlau Trust set forth in the counterclaim and crossclaim by the Schonlau Trust. The Schonlau Trust seeks a declaratory judgment that (i) the stock redemption contemplated by the Trustee's attempted put would constitute an illegal distribution in violation of Section 302A.551 of the Minnesota Statutes and (ii) the holders of all of the Common Stock of the Company other than the Plans are entitled to demand dissenters' rights pursuant to Section 302A.471 and are further entitled to prior payment of the fair value of their shares of Common Stock owned as of September 1, 1993 (the date the redemption right and preference was allegedly established pursuant to the Stock Agreement). In a counterclaim, the Trustee also sought to hold the Company liable as a "fiduciary" of the Plans under the Employee Retirement Income Security Act ("ERISA").

         On June 16, 1995, the court heard the Company's and the Trustee's cross-motions for summary judgment and on July 5, 1995 entered an order (i) dismissing the Trustee's counterclaim alleging breach of fiduciary duty under ERISA for lack of subject matter jurisdiction, (ii) ruling that the Trustee could put all of the shares of Common Stock owned by it at one time, (iii) ruling that the provisions in the Stock Agreement dealing with dissolution are ambiguous as to when dissolution occurs, and (iv) ruling that the Stock Agreement is ambiguous as to the meaning of "book value" and as to whether "unrealized losses on debt securities" should be included in calculating "book value".

         On October 16, 1995, the court heard the motion for summary judgment of the Schonlau Trust on its state law claims as well as the Company's second motion for summary judgment. After the hearing, the parties asked the court to defer ruling on the motions pending settlement negotiations.

         On November 13, 1995, the Company, the Trustee and the Schonlau Trust agreed upon a settlement of the litigation and executed a settlement agreement in principle. Counsel for the parties are working on a final and more formal settlement agreement, although no assurance can be given that final agreement will be reached because of, among other things, presently unresolved differences as to the procedural approach regarding court approval. In addition, any final settlement agreement will be subject to approval by one or more courts after notice to all shareholders and Plan participants and an opportunity for such persons to be heard, as may be determined by the court or courts, and no assurances can be given that any such final agreement will be approved by such court or courts. In general, the preliminary settlement contemplates payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of Common Stock held by the Plans. This amount includes payment of a portion of the Trustee's costs incurred in connection with the litigation. In addition, the Company will pay up to $100,000 of the costs incurred by the Schonlau Trust in the litigation. These amounts payable as part of the settlement would reduce the amounts available for distribution in liquidation to non-Plan shareholders.

         The Company is also undergoing an audit by the Internal Revenue Service of the years 1986-1990 and 1991-1993. An adjustment agreement, which is not material to the Company's financial condition, has been executed by the Company and the Internal Revenue Service with respect to the years 1986-1990 and will be effective if and when approved by the Joint Committee of Congress. A report is expected in mid-1996 with respect to the audit of the years 1991-1993, and preliminary information is to the effect that any adjustments will not be material to the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         GENERAL. As of March 31, 1996, there were approximately 225 holders of the Common Stock. The Common Stock is not listed on any securities exchange, nor is it traded or quoted through the facilities of any national market system or automated quotations system or traded in the over-the-counter market. Any trading in the Common Stock has been either (i) in privately negotiated transactions among shareholders or between shareholders and third parties or
(ii) in transactions between shareholders and the Company (primarily between the Company and the Plans pursuant to the terms of the Plans). The Company believes that there has not been sufficient trading in the Common Stock to establish any readily ascertainable market value for the Common Stock. Nor, generally, does the Company have knowledge of the price or other terms upon which Common Stock is traded among shareholders.

         DIVIDENDS. The Company has not paid dividends with respect to its Common Stock since the second quarter of 1994 and has no current intentions of paying dividends on its Common Stock, other than liquidating distributions. Prior to the time the Company made full liquidating distributions on the Preferred Stock, the Company was in arrears for six quarterly dividends, or $1.5 million. The following table sets forth the dividends per share paid by the Company in the last two fiscal years.

                                       1995                   1994
                                   --------------        --------------

Common Stock                             ---                  $.10
Dividends Per Share

Preferred Stock                          ---                $40.00
Dividends Per Share


         Prior to the Sale Transaction, the Company's cash flow and its ability to pay dividends was largely dependent upon management fees and on the receipt of dividends from the Subsidiaries. The payment of dividends and fees by SBM Life was subject to legal restrictions primarily imposed by applicable insurance laws and regulations and the capital required to be maintained for rating agency purposes. At the time of the Sale Transaction, SBM Life was prohibited from paying dividends without the written approval of the Minnesota Department of Commerce. Payment of dividends by SBM Certificate was subject to capital maintenance requirements applicable to that company imposed under the Investment Company Act of 1940 and by the Minnesota Department of Commerce. The terms of the Preferred Stock also contained restrictions on the Company's ability to pay dividends with respect to its Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data of the Company is presented for the year ended December 31, 1995 on a liquidation basis.

STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 1995

ASSETS

Cash and Cash Equivalents                              $  6,048,325
Federal Income Tax Refund                                   118,831
Escrowed Funds                                              846,419
Other Assets                                                 13,188
                                                       ------------
                                                          7,026,763
LIABILITIES

Accounts Payable                                             55,166
Reserve for Estimated Costs During the Period of
    Liquidation                                             577,527
Deferred Compensation and Retirement Benefits for
    Officers                                                 92,968
                                                       ------------
       Total Liabilities                                    725,661

Common Stock Held by Employee Benefit Plans -
    304,693 shares                                        1,608,906
                                                       ------------

Net Assets                                             $  4,692,196
                                                       ============

Common Shares Outstanding - 2,179,714 less 304,693
    Shares Held by Employee Benefit Plans                 1,875,021
                                                       ============

Net Assets per Common Share Outstanding                $       2.50
                                                       ============

STATEMENT OF CHANGES IN NET ASSETS
   IN LIQUIDATION - YEAR ENDED DECEMBER 31, 1995

NET ASSETS (DEFICIT) AT DECEMBER 31, 1994              $(31,976,759)

Income from Liquidating Activities                       42,662,596

Preferred Stock Liquidation Amount in Excess of
    Carrying Value                                       (1,279,805)

Common Stock Dividend Distribution - $2.75 Per Share     (5,994,214)

Allocation of Common Stock Dividend Distribution to
    Common Stock Held by Employee Benefit Plans             837,906

Allocation of Net Loss and Carrying Value to Common
    Stock Held by Employee Benefit Plans                    442,472
                                                       ------------

NET ASSETS AT DECEMBER 31, 1995                        $  4,692,196
                                                       ============

             The following selected financial data of the Company is presented for the four years ended December 31, 1994 on a going concern basis.

                                                    For the Year Ended December 31,
                                         --------------------------------------------------
                                            1994          1993         1992         1991
                                         ----------    ----------   ----------   ----------
                                             (in thousands, except for per share data)
Total Revenues                           $   59,932    $   72,047   $   69,027   $   65,199
Income (Loss) From Continuing
    Operations(1)                            (3,604)        3,748        3,039        3,043
Net Income (Loss)                            (3,604)        3,748        2,778        2,723
Per Common Share:
    Primary:
       Continuing Operations                  (2.40)         1.35         1.32         1.32
       Net Income (Loss)                      (2.40)         1.35         1.21         1.18
    Fully diluted:
       Continuing Operations                  (2.40)         1.32         1.32         1.32
       Net Income (Loss)                      (2.40)         1.32         1.21         1.18
Dividends declared per share:
       Common Stock                             .10           .40          .10            0
       Mandatory Redeemable Voting
         Convertible Preferred Stock          40.00         80.00


                                                          As of December 31,
                                         --------------------------------------------------
                                            1994          1993         1992         1991
                                         ----------    ----------   ----------   ----------
                                                             (in thousands)

Total Assets(1)                             969,364     1,024,910      933,367      827,042
Face Amount Certificate Reserves             60,355        67,029       66,550       67,159
Future Policy Benefits                      910,104       891,923      810,963      708,330
Mandatory Redeemable Voting
    Convertible Preferred Stock              18,486        17,590        3,850
Common Stock Held by Employee
    Benefit Plans                             1,917         4,809        4,856        4,496
Stockholders' Equity (Deficit)(2)           (31,977)       31,959       29,919       27,705
Total Assets of Affiliated Mutual Fund
Companies                                   203,691       209,461      200,088      183,734


- ------------------
(1) During 1992 the Company completed the sale of State Bank & Trust Company of New Ulm. These operations have been reported as discontinued operations.

(2) Effective January 1, 1994, the Company adopted SFAS 115 which has a significant effect on stockholders' equity. See Notes 3 and 4 of the Company's Financial Statements in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALE OF COMPANY OPERATIONS

         The Company sold its operations to ARM Financial on June 14, 1995 (which for accounting purposes was effective May 31, 1995) and incurred a loss of $6.5 million. See Note 1 to the Company's Financial Statements in Item 8 hereof. The purchase price was determined pursuant to the Amended and Restated Purchase Agreement dated as of February 16, 1995 between the Company and ARM Financial. The gain or loss on the sale recorded by the Company was subject to fluctuation through the effective date of the Sale Transaction based on the market value of the available-for-sale securities and the associated unrealized gains/losses.

         In 1994, as a result of a combination of factors discussed below, the Company was required to look to outside sources for capital and ultimately entered into the sale of the Company's operations to ARM Financial. The events leading to the sale of the Company's operations to ARM Financial included the required adoption of SFAS 115 effective January 1, 1994 and the rapidly rising interest rates in 1994. These factors resulted in significantly reduced market values in the Company's investment portfolio, especially its Collateralized Mortgage Obligations ("CMOs"), which adversely impacted stockholders' equity through the recording of unrealized losses. This decline in investment portfolio value and stockholders' equity caused regulatory concerns regarding the capital adequacy of the Company. In addition, A.M. Best reduced the Company's rating to B+ (as discussed below) which caused significant concern in the marketplace, along with further concern by regulators, as to the adequacy of the Company's capital base. The sale of the Company's operations became the solution to the capital issues.

         Subsequent to the Sale Transaction, the Company had no operations. Upon closing of the Sale Transaction, the Company redeemed the Preferred Stock at its liquidation value ($19 million) plus $1.5 million of dividends in arrears. The remaining proceeds from the Sale Transaction have been invested in a short-term government money market fund. The Company is in the process of paying its remaining liabilities and has made an initial distribution to holders of the Common Stock. The remaining proceeds will be distributed once the litigation with the Trustee of the Plans has been resolved and all other liabilities have been satisfied. See Note 2 to the Company's Financial Statements in Item 8 hereof.

FISCAL YEAR ENDED DECEMBER 31, 1995

         The terms of the Sale Transaction were largely established in January 1995 and were finalized as of February 16, 1995. Such terms were not subject to variation due to changes in the market value of the Company's available-for-sale securities or the Company's results of operations through the closing of the Sale Transaction.

         As a result of the sale of its operations effective May 31, 1995, the Company believes that performance and results of operations for fiscal 1995 are not comparable with results of fiscal 1994 and prior fiscal years. Revenue for the period June 1, 1995 to December 31, 1995 consisted almost entirely of earnings on invested assets. Expenses for the same period consisted primarily of general and administrative expenses incurred in connection with winding up the affairs of the Company, expenses associated with reconciling payments made at the June 15, 1995 closing of the Sale Transaction to final accounting and tax obligations at May 31, 1995, and expenses incurred in connection with litigation with the Trustee of the Plans. See "Litigation" and Note 2 to the Company's Financial Statements in Item 8 hereof.

         Net assets ultimately available for distribution to shareholders of the Company will vary substantially depending upon the remaining time involved in winding up the affairs of the Company, including the litigation with the Trustee of the Plans, payment of additional known liabilities as of the date hereof and liabilities which arise hereafter, and the expenses and liabilities incurred in connection therewith. The Statement of Net Assets in Liquidation as of December 31, 1995 includes accruals for general and administrative expenses anticipated by the Company to be incurred with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Such Statement does not reflect any premium above a pro-rata distribution to all shareholders which the Company may be obligated to pay the Plans as result of the resolution of the litigation with the Trustee of the Plans. See "Litigation" and Note 2 to the Company's Financial Statements in Item 8 hereof. Net assets ultimately available for distribution will be reduced by the amount of any such premium, amounts needed to satisfy currently known liabilities and the amount of any other liabilities that may arise in the future, and to any extent general and administrative expenses incurred exceeds the estimates included in the Statement of Net Assets in Liquidation as of December 31, 1995.

         As noted in Note 1 to the Company's Financial Statements in Item 8 hereof and under "Sale of Company Operations" above, the Company has no remaining operations and therefore no capital resources or liquidity issues. As previously discussed, the Company is in the process of liquidating and distributing the proceeds from the sale of its operations to the Company's shareholders. An initial distribution was made in August 1995 and a final distribution will be made as soon as practicable after the litigation with the Trustee of the Plan is resolved and all other known liabilities are satisfied.

THREE YEARS ENDED DECEMBER 31, 1994

         RESULTS OF OPERATIONS

         Pretax results of operations by business segment is as follows:

                                                         Year ended December 31,
                                                      -----------------------------
                                                        1994       1993       1992
                                                      -------    -------    -------
                                                          (Dollars in Thousands)
Pretax income (loss):
   Annuities and Life Insurance                       $(4,406)   $ 5,832    $ 5,949
   Face Amount Certificates                               555         56       (235)
   Mutual Fund Investment Advisory                        240        302        324
   Corporate                                           (1,260)      (642)    (1,458)
                                                      -------    -------    -------

Pretax income (loss) from continuing operations       $(4,871)   $ 5,548    $ 4,580

Income tax expense (benefit)                           (1,267)     1,800      1,541
                                                      -------    -------    -------

Income from continuing operations before
   cumulative effect of change in accounting
   principle                                           (3,604)     3,748      3,039

Discontinued operations                                  --         --            3

Cumulative effect of change in accounting principle      --         --         (264)
                                                      -------    -------    -------

Net income (loss)                                     $(3,604)   $ 3,748    $ 2,778
                                                      =======    =======    =======


         The following discussion of results of operations refers to the above segment results on amounts before income taxes.

         Effective July 31, 1992, the Company completed the sale of its banking subsidiary, State Bank & Trust Company of New Ulm ("State Bank"). As such, the results of operations of State Bank have been presented as discontinued operations.

         Annuities and Life Insurance Segment

         In November 1994, A.M. Best informed SBM Life that its rating was being reduced from A- (excellent) to B+ (very good). A.M. Best indicated that the reasons for the rating change were SBM Life's concentration in CMOs even after the disposition of $186 million of CMOs (discussed in the Bond Portfolio section below) and its desire that SBM Life increase its capital level. Also, during the third quarter of 1994, several adverse newspaper articles were written concerning SBM Life's investment portfolio and the unrealized depreciation associated with it. The combination of these announcements and the reduction by A.M. Best of SBM Life's rating continued to negatively impact new sales, especially in the Tax Sheltered Annuity ("TSA") marketplace. Policy withdrawals and surrenders also increased as a result of the above. These factors should be considered in the review of the following discussion.

         The main emphasis of SBM Life's business was the sale of deferred annuities. Annuity premium for the years ended December 31, 1994, 1993, and 1992 was $71 million, $98 million, and $98 million, respectively. The decrease was mainly in both single premium deferred annuities and first year premium on sales of 403(b) tax sheltered flexible premium deferred annuities. SBM Life believed that this was a result of competition from competitive products such as variable annuities, changes to SBM Life's TSA product line which had not been fully accepted by some agents, the goal of SBM Life to increase its investment spread on annuity products, consumer concern about the soundness of the insurance industry and the lowering by A.M. Best of its rating of SBM Life in the spring of 1992 from A to A- (Excellent) and the further reduction of the rating in November 1994 from A- to B+ (Very Good), along with the adverse newspaper articles noted above.

         During 1993 SBM Life discontinued several annuity products in its TSA product line and replaced them with several new products. These products were not fully accepted by some agents as commission levels were decreased and certain policy liquidity features were reduced in the new products. In the third quarter of 1994, SBM Life restructured the commissions on these products which was favorably received by the agents. However, the A.M. Best rating reduction and newspaper articles noted above significantly reduced SBM Life's sales in the TSA marketplace. The TSA marketplace was very sensitive to claims paying ratings and, with SBM Life's rating reduction, all of its major competitors had higher ratings.

         Direct life insurance sales continued to decline because SBM Life placed substantially all of its emphasis on the annuity marketplace.

         Return on invested assets excluding realized gains and losses and loan and real estate losses for the years ended December 31, 1994, 1993, and 1992, were 7.59% 7.86%, and 8.62%, respectively. The average rate of interest credited on annuities was 5.48%, 6.18%, and 6.79% for the years ended December 31, 1994, 1993, and 1992, respectively. The interest rate spread increase in 1994 was mainly the result of management reducing credited rates on January 1, 1994 for older blocks of annuities. In 1993 the spread was 15 basis points lower than that in 1992 as a result of significant prepayments in SBM Life's mortgage-backed security portfolio being reinvested at lower rates as interest rates declined in 1993. See below for a discussion of SBM Life's investment portfolio repositioning program.

         BOND PORTFOLIO OF SBM LIFE. Over the past several years, SBM Life had invested mainly in U.S. Government Agency/Instrumentality CMOs. The CMO marketplace was very actively traded during this period and CMOs were considered a favorable investment for life insurance companies. These securities had the highest credit rating and no default risk, though the securities did involve interest rate and extension risk. SBM Life was able to achieve higher yields with these securities compared to other securities with comparable default risk.

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

         As a result of this investment portfolio repositioning program, effective June 30, 1994 SBM Life transferred approximately $234 million of securities classified as held-to-maturity to the available-for-sale category with an unrealized loss of $15.9 million. For a discussion of SBM Life's adoption of SFAS 115 and its investment portfolio see "Capital Resources" below and Notes 3 and 4 of the Company's Financial Statements in Item 8 hereof.

         The following table summarizes the distributions of CMOs held by SBM Life, at carrying value, as of December 31 of each year:

              Type of CMO                    1994                       1993
- --------------------------------    -----------------------    -----------------------
                                     (Dollars in Millions)      (Dollars in Millions)
Planned amortization class (PAC)      $257.2         72%          $361.4         61%
Accrual Bonds                           29.5          8%            82.5         14%
Two tiered index bonds (TTIB)           27.0          8%            69.2         12%
Sequential pay                           4.3          1%            24.6          4%
Inverse floater                         11.9          3%            16.7          3%
Targeted amortization class             14.0          4%            16.9          3%
Other                                   15.1          4%            19.8          3%
                                      ------    --------         -------   ---------
                                      $359.0        100%          $591.1        100%


         At December 31, 1994, SBM Life was not purchasing new CMOs. Proceeds from the sale of CMOs described above and current cash flows were being invested in commercial paper, U.S. Government or Agency securities and investment grade debt securities. The repositioning program initially reduced the overall yield on SBM Life's investment portfolio by approximately 25 to 35 basis points which reduced future profitability. At December 31, 1994, SBM Life had no investments in interest only or principal only CMOs. Additionally, SBM Life did not utilize speculative derivative products, such as swaps, futures or options.

         Realized investment gains were a significant source of income to SBM Life in 1993 and 1992 of $3,845,000, and $4,400,000, respectively. Realized investment gains resulted primarily from the sale of GNMA and FNMA mortgage-backed securities. SBM Life's investment policy was to hold investments to maturity. However, market conditions and other factors sometimes dictated changes in investment portfolios which resulted in realized gains or losses. Effective January 1, 1994, SBM Life adopted a new accounting standard which established new criteria for classifying SBM Life's investment portfolio. See "Capital Resources" below.

         MORTGAGE AND REAL ESTATE PORTFOLIO. Loss provisions of $320,000, $663,908, and $2,124,952 were recognized for the years ended December 31, 1994, 1993, 1992, respectively. As a result of the gradually improving economy and active management of the loan portfolio, management was able to reduce non-performing loans and the 1994 and 1993 loss provisions. Management believed the loss reserves provided at December 31, 1994 were adequate. SBM Life's strategy with respect to owned real estate was to lease the properties to enhance marketability and then sell them in an orderly fashion. This sometimes required SBM Life to hold the properties for extended periods of time.

         GUARANTY FUND ASSESSMENTS. SBM Life was adversely impacted as a result of guaranty fund assessments. For the years ended December 31, 1994, 1993, and 1992, SBM Life recognized a charge to operations of $1,791,617, $1,463,411, and $1,296,293, respectively, for these assessments. The assessments were made by state guaranty associations to obtain funds to pay off policy holders of insolvent insurance companies. The assessments are based on the proportion of SBM Life's premiums in a particular state to total premiums for all companies in that state. Assessments received by SBM Life in 1993 and 1992 were mainly for the insolvencies of Executive Life Insurance Company and Midwest Life Insurance Company and in 1994 for Executive Life and Investors Equity Life Insurance Company of Hawaii.

         Face Amount Certificate Segment

         The Company's face amount certificate subsidiary, SBM Certificate, offered at December 31, 1994 one type of face amount certificate, the Series 503 Certificate.

         The following table summarizes face amount certificate activity for the three years ended December 31, 1994:

                                                                     Redemptions
                                    Certificates                     -----------                    Certificate
                                    ------------                    At            Prior to           Reserves
                                  Sold          Renewed        Anniversary      Anniversary     (at End of Period)
                                  ----          -------        -----------      -----------     ------------------
Year Ended December 31,
1994.......................     $5,332,840      $16,849,478     $ 8,321,218      $7,294,768         $60,355,015
Year Ended December 31,
1993.......................      5,984,921        7,431,998       3,391,651       6,204,653          67,028,639
Year Ended December 31,
1992.......................      9,771,496       19,437,653      10,484,137       4,428,308          66,550,117


         Face amount certificate sales decreased by $.7 million in 1994 compared to 1993 and decreased by $3.8 million in 1993 compared to 1992. As interest rates in general decreased, sales of certificates tended to decrease as investors looked for other investments that had a higher yield. The sale of certificates was very sensitive to interest rates offered on competitive products, mainly bank certificates of deposit. SBM Certificate reviewed its certificate interest rate structure to ensure it was competitive in the marketplace while still being profitable. The changes in sales between years reflects SBM Certificate's monitoring of competitive rates and adjusting its rates accordingly.

         The increase in renewed certificates in 1994 compared to 1993 was a result of increased scheduled maturities in 1994. The decrease in renewed certificates in 1993 compared to 1992 was due to there being significantly less certificates with anniversary dates in 1993 compared to 1992. Overall, the renewal rate has held fairly steady at an average of 65% to 70%. Scheduled maturities of certificates in 1995, 1996, and 1997 were approximately $25.7 million, $10.1 million, and $19.4 million, respectively. In order to maintain SBM Certificate's historical certificate renewal rate, SBM Certificate needed to remain competitive in the marketplace with bank certificates of deposit. Otherwise, both new sales and renewal rates would decrease.

         SBM Certificate believed that the increase in redemptions prior to anniversary in 1994 and 1993 was due to investors using the certificates for investing cash for short term periods while they considered alternative investment vehicles. Investors received a reduced rate of interest when they redeemed their certificates prior to the anniversary date, but the rate received still tended to be equal to or higher than typical bank savings rates.

         Sales of new certificates for the first two months of 1995 were approximately one-half the level of sales for the comparable period in 1994. In addition, during the first two months of 1995, certificate renewal rates decreased by approximately 10% from historical renewal levels. SBM Certificate believed these decreases were mainly the result of the certificate of deposit marketplace currently being very competitive as many financial institutions were offering special high rates to induce customers to open new accounts. SBM Certificate had increased its rates to remain as competitive as possible in order to attempt to maintain its historical certificate renewal rates and generate new certificate sales while still maintaining adequate operating spreads.

         During 1993 and 1994, SBM Certificate was able to improve its investment spreads by lowering interest rates in 1993 offered on new and renewed Series 503 Certificates and enhancing its investment yield by adding U. S. Government Agency CMOs to its investment portfolio. For 1992, operating losses were incurred due to insufficient spreads between income earned on investment assets and rates paid on certificate liabilities. This was due primarily to investment rates decreasing and not maintaining a sufficient spread over rates paid on certificates. For the years ended December 31, 1994, 1993, and 1992, the average gross yield on SBM Certificate's investment portfolio was 7.89%, 7.69%, and 8.16%, respectively. The average yield paid to certificate holders for the years ended December 31, 1994, 1993, and 1992 was 5.69%, 6.28%, and 7.05%,
respectively. As can be seen from the above, over the three years ended December 31, 1994 there was an increasing spread which resulted in positive investment income in 1993 and 1994.

         To improve its investment spreads and as a result of the decreasing interest rate environment, SBM Certificate had lowered the interest rates offered on new Series 503 Certificates several times during 1992 and 1993. In 1994, interest rates offered on new Series 503 Certificates were increased several times to be competitive with other investment products and the increasing interest rate environment. SBM Certificate was closely monitoring these new rates against competitive products, mainly bank certificates of deposit.

         In order to enhance investment yields during 1993 and early 1994, SBM Certificate added U.S. Government Agency CMOs to its investment portfolio. SBM Certificate was able to achieve higher yields with these securities without taking on additional credit risk. However, these securities had additional interest rate risk in that volatility in the interest rate market caused the fair value of these securities to fluctuate significantly. In addition, the average lives of these investments can significantly extend. See "Liquidity" below.

         In addition to the spread between investment income and interest expense which contributed to the operating results discussed above, operating results were impacted by provisions for losses on SBM Certificate's loan and real estate assets. During the years ended December 31, 1993 and 1992 SBM Certificate provided a loan loss provision of $55,000 and $60,000 respectively. No additional provision was required in 1994.

         During 1994, 1993, and 1992 SBM Certificate realized net investment gain (losses) before income tax of $29,783, ($3,173), and ($33,397) respectively. This included realized net security gains of $3,768, $201,359, and $141,603 in 1994, 1993, and 1992, respectively. SBM Certificate's investment policy was to hold investments until maturity. However, market conditions and other factors sometimes dictated changes in investment portfolios which resulted in realized gains or losses. During 1993 and 1992, it was SBM Certificate's decision to liquidate specific mortgage-backed security pools which were experiencing accelerated principal paydowns. Also, during 1993 and 1992, SBM Certificate recognized losses of $175,000 in each year on its investment in a real estate limited partnership. In 1994, SBM Certificate recognized a gain of $26,015 compared to a loss of $29,532 in 1993 on certain properties held for investment.

         Mutual Fund Investment Advisory Segment

         Mutual fund assets under management saw minimal change over the three years ended December 31, 1994 and were $203 million, $209 million, and $200 million at December 31, 1994, 1993, and 1992, respectively. Advisory and other fees collected from the funds remained relatively stable each year as the funds fluctuated in size, with total fees being $1,399,000, $1,401,000 and $1,316,000 in 1994, 1993 and 1992, respectively. However, the Company incurred increased operating expenses. As such, the Company showed a decrease in operating income in this segment in each of the three years ended December 31, 1994. Mutual fund sales (excluding the State Bond Cash Management Fund) were $17 million, $19 million and $25 million, for the years ended December 31, 1994, 1993 and 1992, respectively. Mutual fund sales slowed during 1994 and 1993 as the Company's limited distribution system was unable to maintain and grow mutual fund sales in today's competitive mutual fund marketplace. Mutual fund redemptions in 1994, 1993 and 1992 were $19 million, $20 million and $12 million, respectively. The increase in redemptions in 1994 and 1993 over 1992 was result of the competitive marketplace described above and the funds aging shareholder base.

         Corporate Segment

         The increase in the corporate pretax loss in 1994 related to a $490,000 loss on the sale of the Company's aircraft. The decrease in corporate pretax loss in 1993 compared to 1992 was due primarily to a decrease in unrecovered costs from the Subsidiaries.

         Operating Expenses

         Operating expenses continued to increase in 1994. The increases in 1993 and 1992 primarily related to the growth in SBM Life. In 1994, expense increased mainly related to consulting, actuarial and other professional fees analyzing various strategies regarding the capital of the Company including recapitalization, issuance of shares, tender offer and sale of the Company.

         Income Taxes

         The effective tax rate for continuing operations for the Company was (26.0%), 32.4% and 33.7% for the years ended December 31, 1994, 1993 and 1992, respectively. The rate differed from the Federal rate of 35% in 1994 and 1993 and 34% in 1992, mainly due to tax exempt interest in the face amount certificate segment in 1994 and 1993, the benefit of graduated income tax rates, and in 1994 the change in estimate of the income tax valuation allowance.

         Effective January 1, 1992, the Company adopted FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). The statement changed the practice of recognition and measurement of deferred tax assets and liabilities. The Company recorded a decrease in net income of $264,000 as a cumulative effect of change in accounting principle in 1992. In addition, the Company began recording the unrealized depreciation on marketable equity securities net of income tax benefit.

         CAPITAL RESOURCES

         Except for the mutual fund adviser operations, each of the Company's business segments was capital intensive and required certain levels of capital based on requirements of regulators or rating agencies.

         SFAS 115

         Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The primary impact of SFAS 115 was to require the Company to classify its debt securities into categories based upon the Company's intent relative to the eventual disposition of the securities. SFAS 115 established three categories of securities: (1) Held-to-maturity securities, comprised of securities which a company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. SFAS 115 prevented the Company from classifying a security as held-to-maturity if the security might be sold for liquidity needs or based on changes in interest rates. (2) Available-for-sale securities may be sold to address liquidity and other needs of a company. These securities are held at "fair value" on the balance sheet with an increase or decrease to stockholders' equity for unrealized gains or losses after the recording of deferred income taxes. (3) Trading securities would be securities acquired for the purpose of selling them in the near term.

         Upon adoption of SFAS 115, the Company analyzed its debt securities and determined that to maintain flexibility in its investment portfolio it would classify a significant portion of its investment portfolio as available-for-sale even though management did not have the intention of selling these securities. As such, as of January 1, 1994, approximately $505.6 million of its debt securities were classified as available-for-sale with approximately $254.2 million classified as held-to-maturity. The market value of the available-for-sale securities created a net unrealized after tax gain of $3.8 million, after adjustment for deferred acquisition costs, at January 1, 1994. Due to an investment portfolio repositioning program, in mid-1994, SBM Life transferred approximately $234 million of securities classified as held-to-maturity to the available-for-sale category with an unrealized loss of $15.9 million. With the significant increase in interest rates in 1994, the market value of the available-for-sale securities at December 31, 1994 resulted in a net pre-tax unrealized loss of $79.1 million and a deferred tax benefit of approximately $6.5 million. A tax valuation allowance of approximately $20.3 million was established for the additional tax benefit that could be recognized at that time. In addition, deferred policy acquisition costs were increased by $12.8 million, net of a deferred tax liability of $6.5 million, in conjunction with SFAS 115. As a result of the implementation of SFAS 115, the Company's stockholders' equity as of December 31, 1994 was a deficit of $(32) million due to the reporting of the unrealized losses, net of income tax benefit and deferred acquisition cost adjustment, on debt securities classified as available-for-sale of $(59.7) million. During 1994, changes in market interest rates caused fluctuations in the value of securities classified as available-for-sale which created volatility in the Company's stockholders' equity (deficit). At February 28, 1995, the unrealized pre-tax loss had decreased from December 31, 1994 by approximately $26 million.

         Capital Issues

         During the period 1992 through 1993, SBM Life had significant growth and to support this growth the Company made capital infusions in SBM Life of $7,880,000 in 1993 and $8,950,000 in 1992 from the sources described below. However, in 1994, as a result of the adoption of SFAS 115 and its impact on stockholders' equity as a result of rising interest rates and the resulting unrealized losses in the Company's investment portfolios, regulatory concerns regarding capital, and the reduction in SBM Life's A.M. Best rating, the Company had to look to outside sources of capital and entered into the Sale Transaction. See "Sale of Company Operations".

         During the past years the Company had recognized its need to raise capital to support growth. During 1992 the Company retained an investment banker and in December 1992 the Company entered into a Preferred Stock and Note Purchase Agreement to raise $l9,000,000 of capital. This transaction was completed in September of 1993. The investors were a group composed of SBM Partners L.P. (of which Head Insurance Investors L.P. and Jupiter Industries, Inc. are the general partners), and Georgia International Life Insurance Company. For an additional description of this transaction and the Preferred Stock, see Note 13 to the Company's Financial Statements in Item 8 hereof.

         The proceeds from the sale of the Preferred Stock were used as follows:
$11,250,000, as a capital infusion into SBM Life, $1,450,000 for Preferred Stock issuance costs, $3,000,000 to repay the Company's outstanding line of credit, $1,500,000 for common stock repurchase as described below, and $1,800,000 for general corporate purposes.

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

         Effective December 31, 1993 the Company transferred the stock of its wholly-owned subsidiary, SBM Certificate, to SBM Life as a capital contribution. As such, SBM Certificate is an indirect subsidiary of the Company. The initial effect of the capital contribution was to increase the capital of SBM Life by $3,880,000.

         The Company completed the sale of State Bank in August of 1992. The proceeds from the sale were used to repay the Company's secured loan ($5 million) and for additional capital infusions of $1,700,000 and $750,000 to SBM Life and SBM Certificate, respectively.

         To improve its capital position, SBM Life entered into an annuity coinsurance agreement. The total account value ceded in annuity coinsurance as of December 31, 1994 and 1993 was approximately $105 million and $117 million, respectively.

         Dividends and Regulatory Matters

         The ability of the Company to pay cash dividends to shareholders was dependent upon the amount of dividends received from the Subsidiaries as well as regulatory and rating agency requirements. See Note 13 of the Company's Financial Statements in Item 8 hereof for a summary of dividend restrictions and capital requirements for each Subsidiary.

      For regulatory purposes, SBM Life was required to maintain its financial statements in accordance with statutory accounting principals. The Company's life insurance subsidiary had strengthened its reserves on five policy forms in accordance with Proposed Actuarial Guideline GGG. The Minnesota Department of Commerce and the California Insurance Department, the Company's domiciliary and commercially domiciliary states, respectively, had approved the reserve strengthening over a three-year period beginning in 1994. The strengthening totaled $12.3 million and according to the three year phase-in provision, one-third of this total, or $4.1 million, was included in reserves in the 1994 statutory basis financial statements of the subsidiary with the remaining two-thirds to be reflected equally in 1995 and 1996. The NAIC also enacted certain changes to these principles for 1992, which included the establishment of an Asset Valuation Reserve ("AVR") and the Interest Maintenance Reserve ("IMR") to replace the Mandatory Securities Valuation Reserve. The combination of the reserve change, AVR and IMR would have reduced statutory capital and surplus over time, and may have reduced the dividend-paying ability of SBM Life.

         The NAIC developed minimum risk-based capital requirements for life insurance companies. The formulas for determining the amount of risk-based capital specified various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. As of December 31, 1994, SBM Life had sufficient capital under these risk-based capital requirements.

         For regulatory matters see Note 13 of the Company's Financial Statements in Item 8 hereof.

         LIQUIDITY

         Liquidity for the Company was measured by the ability of each Subsidiary or other business segment (as described above) to provide adequate cash flows to meet the needs of the financial instruments it had issued and its operating expenses. Each of the Subsidiaries maintained liquidity based on past history and expected future cash flow needs.

         Annuity and Life Insurance Segment

         The liquidity requirements of SBM Life were based upon its required ability to pay scheduled and unscheduled benefit payments (mainly on annuities) and operating expenses. SBM Life had performed cash flow testing which did not reveal any significant liquidity inadequacies which could not be handled in the normal course of business. Sources of liquidity include interest payments on investments, scheduled and unscheduled principal payments on investments, premium payments and deposits, and the sale of investments. The changes in the CMO marketplace had extended the lives of SBM Life's CMO portfolio and had significantly reduced the amount of principal received by SBM Life from its CMO investments. In addition, the A.M. Best rating reduction and the adverse newspaper articles had increased surrender and withdrawal requests. All of these items indicated the need for additional liquidity for SBM Life. As such, SBM Life increased its short term investments including short-term corporate bonds to $57 million as of December 31, 1994, and as of mid-March 1995 increased its short term investments, including short-term corporate bonds, by an additional $22 million. SBM Life believed that this provided it with ample liquidity for payment of surrenders and withdrawals.

         Annuity surrenders and withdrawals for SBM Life for 1994, 1993 and 1992 were $84 million, $64 million and $40 million, respectively. During the seven years ended December 31, 1994, SBM Life had significant growth with its annuity reserves increasing from $143 million at December 31, 1987 to $787 million (net of ceded reserves) at December 31, 1994. With this increasing level of reserves, a corresponding increase in surrenders and withdrawals was expected. Many of the annuities sold by SBM Life allowed the annuitant a 10% per year free withdrawal privilege. As the number of outstanding policies increased, a certain percentage of annuities elected to use this feature. Also, each year a larger number of policies had the surrender charge period expire, which allowed annuitants to surrender their policies without any penalty. On one particular product a significant number of policies had reached that point and surrenders on that product increased. In addition, the higher interest rates during 1994 caused some increase in withdrawals as annuity holders looked for other investments which had higher rates of return. As mentioned previously, the change in SBM Life's A.M. Best rating and the adverse newspaper articles also caused an increase in withdrawals. In the fourth quarter of 1994, withdrawals and surrenders (exclusive of withdrawals and surrenders on ceded business) totaled approximately $22.9 million. This activity continued into 1995, with withdrawals and surrenders through March 31, 1995 totaling approximately $44.2 million.

         Face Amount Certificate Segment

         The asset/liability strategy of SBM Certificate had been to use a combination of longer-term assets (mainly GNMA and FNMA securities, GNMA and U.S. Government Agency CMOs, and mortgages) and short-term commercial paper to match against its face amount certificate liabilities. While GNMA and FNMA securities have a stated maturity of 30 years, the typical average life of such securities is seven to twelve years due to prepayments. However, due to the increasing interest rate environment in 1994 the remaining average life of SBM Certificate's GNMA and FNMA Certificates was approximately nine to ten years.

         During 1993 and early 1994 SBM Certificate increased the portion of the portfolio invested in U.S. Government Agency CMOs backed by U.S. Government Agency securities to approximately 43% at December 31, 1994. SBM Certificate purchased these CMOs with a weighted average life of 4.5 years and the CMO portfolio at December 31, 1994 had a weighted average life of seven to eight years.

         The average lives of the GNMAs, FNMAs, and CMOs had, in the past, provided a relatively good match with the certificates, which had an initial term of three years, but historically had had a high level of retention by certificate holders (approximately 65-70% of all matured certificates had been renewed). As such, the certificate's average life (6-7 years based on the historical renewal rates above) was considerably longer than the initial stated term of three years, and approached the GNMA, FNMA and CMO average lives. In 1994, however, the interest rate environment extended the average lives of these securities, as noted above, beyond the average life of the certificates and principal prepayments on the securities slowed considerably. As a result, to assure adequate liquidity, in the first quarter of 1995, SBM Certificate sold $5.4 million of available-for-sale portfolio securities and recognized pre-tax losses on the sales of $314,000. SBM Certificate believed that it had sufficient resources to meet its liquidity needs at December 31, 1994.

         The residential and commercial mortgages held by SBM Certificate, which, at December 31, 1994, made up approximately 6.7% of SBM Certificate's qualified investments, had an average weighted maturity of approximately six years.

         The GNMA and FNMA certificates, CMOs, bonds, and other securities invested in by SBM Certificate were readily marketable, and in most instances provided monthly principal and interest payments as a source of liquidity. It should be noted, however, that in connection with certain types of investments in which SBM Certificate invested, depending upon the terms of such amount of prepayments of principal may not have begun until a certain date, or may have been affected in timing and amount by prepayments of underlying obligations. In 1993, prepayments increased significantly as many higher interest rate mortgages were refinanced as a result of the low interest rate environment. However, in 1994 prepayments decreased due to generally increasing interest rates in 1994 which dramatically slowed down mortgage refinancing and the related prepayments on the CMOs and GNMA and FNMA certificates.

         Inflation

         The primary effect of inflation on the Company had been increases in operating expenses of which salaries were a significant portion. In addition, government economic policy resulted in changes in interest rates which affected the Company's sales of products, investment income, stockholders' equity and overall interest spread.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
1150 Liquidation Corporation
(formerly SBM Company)
Minneapolis, Minnesota

We have audited the accompanying statement of net assets in liquidation of 1150 Liquidation Corporation, formerly SBM Company (the Company), as of December 31, 1995, and the related statement of changes in net assets for the year then ended. In addition, we have audited the accompanying consolidated balance sheet of 1150 Liquidation Corporation as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Board of Directors of 1150 Liquidation Corporation approved a plan of liquidation in May 1995, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective January 1, 1995.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of 1150 Liquidation Corporation at December 31, 1995, the changes in its net assets in liquidation for the year then ended in conformity with generally accepted accounting principles on the bases described in the preceding paragraph. Also, in our opinion, the consolidated financial statements of the Company present fairly, in all material respects, their financial position (going concern basis) at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


Minneapolis, Minnesota
April 11, 1996



115O LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)

STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
AS OF DECEMBER 31, 1995

ASSETS

Cash and Cash Equivalents                          $  6,048,325
Federal Income Tax Refund                               118,831
Escrowed Funds (Note 2)                                 846,419
Other Assets                                             13,188
                                                   ------------
                                                      7,026,763

LIABILITIES
Accounts Payable                                         55,166
Reserve for Estimated Costs
  During the Period of Liquidation (Note 2)             577,527
Deferred Compensation for Former Directors               92,968
                                                   ------------
           Total Liabilities                            725,661

Common Stock Held by Employee
  Benefit Plans - 304,693 shares (Note 2)             1,608,906
                                                   ------------
Net Assets                                         $  4,692,196
                                                   ============
Common Shares Outstanding --
   2,179,714 less 304,693 Shares
   Held by Employee Benefit Plans                     1,875,021
                                                   ============
Net Assets per Common Share Outstanding (Note 2)   $       2.50
                                                   ============


STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) YEAR ENDED DECEMBER 31, 1995

NET ASSETS (DEFICIT) AT DECEMBER 31, 1994          $(31,976,759)

Income from Liquidating Activities (Note 1)          42,662,596

Preferred Stock Liquidation Amount
   in Excess of Carrying Value                       (1,279,805)

Common Stock Dividend Distribution -
   $2.75 Per Share                                   (5,994,214)

Allocation of Common Stock Dividend Distribution to
   Common Stock Held by Employee Benefit Plans          837,906

Allocation of Net Loss and Carrying Value to
   Common Stock Held by Employee Benefit Plans          442,472
                                                   ------------
NET ASSETS AT DECEMBER 31, 1995                    $  4,692,196
                                                   ============

See notes to financial statements.



115O LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)

CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
AS OF DECEMBER 31, 1994

ASSETS

Investments:
   Debt securities available-for-sale at market                   $ 653,207,076
   Debt securities held-to-maturity at amortized cost                13,944,234
   Marketable equity securities at market                               683,089
   Mortgage loans                                                    36,257,214
   Policy loans                                                      22,153,936
   Other invested assets                                              1,694,506
   Short-term investments                                            37,602,490
                                                                  -------------
           Total investments                                        765,542,545

Cash and cash equivalents                                             3,565,693
Accrued investment income                                             8,470,103
Receivable from reinsurer                                           105,806,093
Deferred policy acquisition costs, less accumulated amortization     76,950,470
Land, building, and equipment, net                                    1,417,796
Deferred income                                                       3,091,000
Refundable income taxes                                               3,003,386
Other assets                                                          1,517,067
                                                                  -------------
                                                                  $ 969,364,153
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Future policy benefits                                            $ 910,104,179

Face amount certificate reserves                                     60,355,015
Accounts payable and other liabilities                                9,252,047
Deferred compensation and retirement benefits for officers            1,227,284
                                                                  -------------
           Total liabilities                                        980,938,525
                                                                  -------------

Mandatory redeemable voting convertible preferred stock,
   par value $1,000 (1994 includes $760,000 dividends in
   arrears). Authorized 19,000 shares, issued 19,000 shares,
   liquidation value $19,000,000 plus dividends in arrears           18,485,868

Common stock held by employee benefit plans; 304,693 shares           1,916,519

Common stock, no par value. Authorized 20,000,000 shares;
   issued and outstanding 2,179,714 shares, less 304,693
   shares held by employee benefit plans                              2,945,606

Unrealized losses on marketable equity securities                      (254,388)
Unrealized losses on debt securities                                (59,691,765)
Retained earnings                                                    25,023,788
                                                                  -------------
           Total stockholders' deficit                              (31,976,759)
                                                                  -------------
                                                                  $ 969,364,153
                                                                  =============


See notes to financial statements.



115O LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)

CONSOLIDATED STATEMENTS OF INCOME (GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                                            1994            1993
Revenues:
   Net investment income                                               $ 62,887,722    $ 60,884,031
   Underwriting, sales service and distribution fees                      3,124,299       3,618,848
   Life insurance premiums                                                  392,801         415,141
   Advisory and other fees from affiliated mutual funds                   1,481,074       1,486,052
   Realized investment (losses) gains, net                               (9,799,377)      3,828,598
   Other income                                                           1,845,231       1,814,676
                                                                       ------------    ------------
           Total revenues                                                59,931,750      72,047,346
                                                                       ------------    ------------
Benefits and expenses:
   Provisions for benefits:
     Annuities and life insurance                                        42,466,335      44,659,544
     Face amount certificate reserves (interest)                          3,575,075       4,089,905
   Loan and real estate losses                                              320,000         718,908
   Death and other benefits                                                 471,419         489,768
   Commissions, wages and benefits                                        7,148,918       6,795,909
   Interest expense                                                         124,363         598,450
   Amortization of deferred policy acquisition costs                      4,275,361       4,076,736
   Occupancy and equipment                                                1,370,685       1,433,732
   State guaranty association assessments                                 1,791,617       1,463,441
   Other expenses                                                         3,259,408       2,173,256
                                                                       ------------    ------------
     Total benefits and expenses                                         64,803,181      66,499,649
                                                                       ------------    ------------
     Income (loss) before income taxes                                   (4,871,431)      5,547,697
   Income taxes (benefits)                                               (1,267,000)      1,800,000
                                                                       ------------    ------------
           Net income (loss)                                           $ (3,604,431)   $  3,747,697
                                                                       ============    ============

   Discount accretion on preferred stock                               $    136,188
   Mandatory redeemable voting convertible preferred stock dividends   $  1,520,000    $    657,802
                                                                       ============    ============
   Net income (loss) applicable to common  stock                       $ (5,260,619)   $  3,089,895
                                                                       ============    ============
   Earnings per common share:
   Primary:
           Net income (loss)                                           $      (2.40)   $       1.35
                                                                       ============    ============
   Fully diluted:
           Net income (loss)                                           $      (2.40)   $       1.32
                                                                       ============    ============

   Weighted average common shares outstanding (primary)                   2,187,481       2,281,673

   Weighted average common shares outstanding (fully diluted)             2,187,481       2,971,923


See notes to financial statements.



115O LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT) (GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                                UNREALIZED
                                                                LOSSES ON       UNREALIZED                        TOTAL
                                                                MARKETABLE       LOSSES                       STOCKHOLDERS'
                                                  COMMON          EQUITY         ON DEBT        RETAINED         EQUITY
                                                  STOCK         SECURITIES      SECURITIES      EARNINGS        (DEFICIT)

BALANCES AT DECEMBER 31, 1992                   $ 3,101,197    $  (213,024)   $               $ 27,031,218   $ 29,919,391

   Net income                                                                                    3,747,697      3,747,697
   Dividends declared:
     Common stock, $.40 per share                                                                 (911,925)      (911,925)
     Mandatory redeemable voting
       convertible preferred stock, 8%                                                            (657,802)      (657,802)
   Decrease in unrealized loss on
     marketable equity securities, net
     of income tax benefit                                          47,282                                         47,282
   Accretion of discount on mandatory
     redeemable voting convertible
     preferred stock                                                                               (38,994)       (38,994)
   Allocation of net income in excess of
     dividends to common stock held by
     employee benefit plans                                                                       (146,175)      (146,175)
                                               ------------   ------------    ------------    ------------   ------------
BALANCES AT DECEMBER 31, 1993                     3,101,197       (165,742)                     29,024,019     31,959,474

   Net loss                                                                                     (3,604,431)    (3,604,431)
   Dividends declared:
     Common stock, $.10 per share                                                                 (217,971)      (217,971)
     Mandatory redeemable voting
       convertible preferred stock, 8%                                                            (760,000)      (760,000)
   Dividends in arrears on mandatory
     redeemable voting convertible
     preferred stock, 8%                                                                          (760,000)      (760,000)
   Adoption of SFAS No. 115 (Note 3)                                             3,800,000                      3,800,000
   Increase in unrealized loss on
     marketable equity securities, net
     of income tax benefit                                         (88,646)                                       (88,646)
   Accretion of discount on mandatory
     redeemable voting convertible
     preferred stock                                                                              (136,188)      (136,188)
   Allocation of net loss, dividends and
     carrying value to common stock
     held by employee benefit plans                                                              2,876,307      2,876,307
   Increase in unrealized loss on
     debt securities                                                           (63,491,765)                   (63,491,765)
   Purchase of 100,041 shares including
     acquisition costs of $42,193                  (155,591)                                    (1,397,948)    (1,553,539)
                                               ------------   ------------    ------------    ------------   ------------

BALANCES AT DECEMBER 31, 1994                  $  2,945,606   $   (254,388)   $(59,691,765)   $ 25,023,788   $(31,976,759)
                                               ============   ============    ============    ============   ============


See notes to financial statements.



115O LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                                                 1994            1993
                                                                           -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                       $  (3,604,431)   $   3,747,697
   Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating
    activities
     Provisions for losses and benefits:
       Annuities and life insurance                                           42,466,335       44,659,544
       Face amount certificate reserves (interest)                             3,575,075        4,089,905
       Loan and real estate losses                                               320,000          718,908
     Depreciation                                                                302,491          318,025
     Amortization of deferred policy acquisition costs                         4,275,361        4,076,736
     Deferred income taxes                                                      (786,000)        (252,000)
     Premium amortization, net                                                (4,537,537)      (4,396,269)
     Realized investment (gains) losses, net                                   9,799,377       (3,828,598)
   Decrease (increase) in operating assets:
     Accrued investment income                                                (2,764,904)        (120,792)
     Receivable from reinsurer                                                  (300,934)         363,943
     Deferred policy acquisition costs capitalized                            (5,205,762)      (7,932,570)
     Refundable income taxes                                                  (2,648,568)         282,256
     Other assets                                                               (160,953)         991,081
   Increase (decrease) in operating liabilities:
     Accounts payable and other liabilities                                      899,236        1,388,655
     Deferred compensation and retirement benefits for officers                   (8,764)         (68,268)
                                                                           -------------    -------------
         Net cash provided by operating activities                            41,620,022       44,038,253

Cash flows from investing activities:
   Proceeds from maturities and repayments of debt securities:
     Available-for-sale                                                       67,792,568
     Held-to-maturity                                                         22,833,787      311,637,232
   Proceeds from other investments sold                                          314,979
   Proceeds from sales of debt securities:
     Available-for-sale                                                      176,422,655
     Held-to-maturity                                                             11,983      103,871,141
   Cost of debt securities acquired:
     Available-for-sale                                                     (242,280,515)
     Held-to-maturity                                                        (16,678,534)    (513,801,212)
   Cost of other investments purchased                                            (2,880)
   Sales (purchase) of short-term investments, net                           (28,729,158)       6,710,632
   Loan principal repayments                                                  17,472,582       22,503,776
   Loans funded                                                              (11,142,529)     (10,654,812)
   Proceeds from (additions to) land, building and equipment, net              2,170,973         (203,697)
                                                                           -------------    -------------
           Net cash used in investing activities                             (11,814,089)     (79,936,940)

Cash flows from financing activities:
   Payments to face amount certificate holders                               (15,615,986)      (9,596,304)
   Reserve payments from face amount certificate holders                       5,332,840        5,984,921
   Deposits received from annuitants, net                                     73,987,946       99,636,112
   Payments to annuitants                                                    (86,284,317)     (65,545,851)
   Sale of preferred stock                                                                     11,000,000
   Expenses on issuance of preferred stock                                                     (1,299,314)
   Purchase of common stock                                                   (1,569,268)        (193,375)
   Dividends on common stock                                                    (217,971)        (683,925)
   Dividends on preferred stock                                                 (760,000)        (657,802)
   Principle payments on notes payable                                        (2,012,210)      (3,175,575)
                                                                           -------------    -------------
         Net cash provided by financing activities                           (27,138,966)      35,468,887

   Net increase (decrease) in cash                                             2,666,967         (429,800)
   Cash at beginning of year                                                     898,726        1,328,526
                                                                           -------------    -------------
   Cash at end of year                                                     $   3,565,693    $     898,726
                                                                           =============    =============


See notes to financial statements




115O LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1995
(LIQUIDATION BASIS)

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         BASIS OF PRESENTATION
         The financial statements at December 31, 1995 and the year then ended include the accounts of 1150 Liquidation Corporation, formerly SBM Company (the Company). These financial statements have been prepared in accordance with generally accepted accounting principles.

         PLAN OF LIQUIDATION
         A Plan of Liquidation and Dissolution (the Plan of Dissolution) was adopted by the Company's Board of Directors and approved by the holders of a majority of the Company's outstanding shares of common stock at the annual meeting on May 18, 1995. The Plan of Dissolution provides for the proposed sale of substantially all the assets and business operations of the Company, including State Bond and Mortgage Life Insurance Company, SBM Certificate Company, SBM Financial Services, Inc. (the Subsidiaries), and the State Bond Mutual Funds as well as the liquidation and dissolution of the Company.

         As a result, the Company has adopted the liquidation basis of accounting, effective January 1, 1995. This basis of accounting is considered appropriate when the Company has adopted a plan of liquidation and liquidation appears imminent, the Company is no longer considered a going concern, and the net realizable value of the Company's assets are reasonably determined. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

         NATURE OF OPERATIONS
         Effective May 31, 1995, the Company sold substantially all of the business operations and assets of the Company to ARM Financial Group, Inc. (ARM) (the Transaction) for a purchase price of $34.5 million, net of $4.1 million of liabilities assumed (and not reflected in the liabilities assumed in the first table below), pursuant to an Amended and Restated Stock and Asset Purchase Agreement dated February 16, 1995 between the Company and ARM. As part of the Transaction, ARM acquired all of the outstanding stock of the Company's wholly-owned Subsidiaries and certain assets of the Company, including the investment adviser function of six mutual funds, and assumed certain liabilities of the Company.


         The following summarizes certain amounts related to the Transaction:

          Proceeds from the sale                              $ 34,445,877

          Assets sold:
            Investments                                        808,543,939
            Receivable from reinsurer                           85,202,588
            Deferred acquisition costs                          61,683,713
            Other assets                                        14,863,970
                                                              ------------
                                                               970,294,210

          Liabilities assumed:
            Future policy benefits                             861,067,924
            Face amount certificate reserves                    56,439,745
            Accounts payable and other liabilities              12,508,983
                                                              ------------
                                                               930,016,652
                                                              ------------
          Net assets sold                                       40,277,558
                                                              ------------
          Less costs of the Transaction, including income
            taxes of $408,000                                      710,927
                                                              ------------
          Net loss on sale of operations and assets           $ (6,542,608)
                                                              ============

       At the closing of the above transaction, the Series A Preferred Stock was redeemed for $20.5 million (including $1.5 million of dividends in arrears) as a result of its senior rights over the common stock.

       A summary of significant activities from January 1 to December 31, 1995 are as follows:

          Loss from liquidating activities                    $ (1,531,534)
          Decrease in unrealized losses on marketable equity
            and debt securities, net of taxes and deferred
            acquisition costs at date of sale                   50,736,738
          Loss from sale of Company operations                  (6,542,608)
                                                              ------------
                                                              $ 42,662,596
                                                              ============

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LIQUIDATION BASIS OF ACCOUNTING
         Assets have been valued at estimated net realizable value and liabilities provide for all expenses to be incurred during the period of liquidation. The reserve for estimated costs during the period of liquidation includes what management anticipated at that date were reasonable estimates of costs required to liquidate its remaining assets and to defend legal claims, as well as the estimated costs of directors and officers and legal, audit, and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, particularly the litigation involving the employee benefit plans and any now unknown liabilities or additional litigation and various IRS audits, and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at December 31, 1995 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceeds the estimates included in the statement of net assets in liquidation at December 31, 1995. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to December 31, 1995.

         USE OF ESTIMATES
         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. For example, estimates and assumptions are used in determining the Reserve for Estimated Costs During the Period of Liquidation and Common Stock Held by Employee Benefit Plans. While these estimates are based on the best judgment of management, actual results and revised estimates could differ from current estimates and are reflected in the period of change.

         INCOME TAXES
         The federal income tax refund is based on the amounts currently due from the Internal Revenue Service as reflected on the Company's 1995 federal tax return. Deferred income taxes were not significant at December 31, 1995. Cash paid for income taxes for the year ended December 31, 1995 was $637,000.

         The Company also is undergoing an audit by the Internal Revenue Service of the years 1986-1990 and 1991-1994. An adjustment agreement, which is not material to the Company's financial condition, has been executed by the Company and the Internal Revenue Service with respect to the former years and will be effective if and when approved by the Joint Committee of Congress. A report is expected in mid 1996 with respect to the audit of the later years and preliminary information is to the effect that any adjustments will not be material to the Company's financial condition.

         COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS
         The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line on the statement of net assets in liquidation at December 31, 1995 and outside of stockholders' equity on the consolidated balance sheet at December 31, 1994 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement, or stock repurchase agreement or put agreement ("Put Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

         The value of the shares owned by the Plans on the statement of net assets in liquidation at December 31, 1995 has been shown as the pro-rata estimated liquidation value of all of the Company's common shares, after the $2.75 dividend paid in September 1995, pursuant to the Plan of Dissolution described in Note 1. In the December 31, 1994 consolidated balance sheet the share value was shown as the appraised fair market value of the shares ($6.29) since such value significantly exceeded the adjusted book value of such shares as determined by the Company. The appraised value at June 30, 1994 was used in the December 31, 1994 consolidated balance sheet as an approximation of the December 31, 1994 appraised value because the Company had not yet received an appraisal as of the later date.

         In January 1995, the trustee of the Plans notified the Company that it was tendering all shares held by the Plans to the Company for purchase by the Company under the Put Agreement. Under the Put Agreement, in certain circumstances, the Company has agreed to purchase common shares tendered to it by the Plans at a price equal to the higher of adjusted book value (as defined in the Put Agreement) or fair market value. The Plans' trustee asserted in its tender that the correct basis under the Put Agreement to determine the value of the shares for purposes of the Company's repurchase obligation is to determine their adjusted book value at December 31, 1994 based on the books of the Company but using the amortized cost of the Company's investment portfolios, rather than their fair value. The Company maintains that such value under the Put Agreement must be based on the books of the Company which, after the implementation of the SFAS 115 on January 1, 1994, must use the fair value, rather than the amortized cost, of the substantial portion of the Company's investment portfolios which must be classified as "available-for-sale" under applicable accounting principles. In the alternative, the Company maintains that the tender was invalid in the circumstances under which it was made and, even if valid, that the correct value under such circumstances is the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution, rather than any value based upon the books of the Company as prepared on the going concern historical cost basis.

         The Company declined to repurchase such shares for various reasons including those stated above and commenced a declaratory judgment action against the Trustee of the Plans in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Put Agreement. Additionally, the Company's largest shareholder (Schonlau Trust) is a party to the action. If the views of the Company or those of the Schonlau Trust prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Put Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the December 31, 1995 statement of net assets in liquidation to be $5.25 per share before the 1995 dividend distribution of $2.75 per share). If the view of the Plans' trustee prevail, the Company will be required to repurchase all of the shares held by the Plans at December 31, 1994 at the adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios, estimated to be approximately $14.50 per share.

         While the Company believes its interpretation of the Put agreement is correct, the determination that the views of the Trustee are correct would have the effect at December 31, 1995 of increasing the value of the shares held by the Plans by approximately $2.8 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.50 per share.

         The litigation is expected to reach the trial state in late 1996 and the court's decision at trial may be appealed. Accordingly, there may not be a definitive resolution of this matter for two years or longer. However, on November 13, 1995, the parties agreed upon a settlement of the litigation and executed a settlement agreement in principle. Counsel for the parties are working on a final and more formal settlement agreement, although no assurance can be given that the final agreement will be reached because of, among other things, presently unresolved differences as to the procedural approach regarding court approval. In addition, any final settlement agreement will be subject to approval by one or more courts after notice to all shareholders and Plan participants and an opportunity for such persons to be heard, as may be determined by the court or courts and no assurances can be given that any such final agreement will be approved by such court or courts. In general, the preliminary settlement contemplates payment of the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of Common Stock held by the Plans. This amount includes payment of a portion of the Trustee's costs in connection with litigation. In addition, the Company would pay up to $100,000 of the costs incurred by the Schonlau trust in the litigation. If paid, these amounts would reduce the amounts available for distribution in liquidation to non-Plan shareholders by approximately $0.66 per non-Plan share.

         ESCROWED FUNDS
         Escrowed funds represents distributions and related interest thereon allocated to the Employee Benefit Plans which is currently being retained in a court ordered trust account pending settlement of the amounts owed them

YEARS ENDED DECEMBER 31, 1994 AND 1993
(GOING CONCERN BASIS)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of SBM Company (the Company) and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, for comparability, certain prior year amounts have been reclassified to conform with the current year presentation.

         The financial statements for the two years ended December 31, 1994 and 1993 were prepared on a historical basis of accounting and do not include any purchase accounting, liquidation accounting or other adjustments which would result upon completion of the proposed sale and resulting liquidation.

         INVESTMENTS
         Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The primary impact of SFAS No. 115 is to require the Company to classify its debt securities into categories based upon the Company's intent relative to the eventual disposition of the securities. SFAS No. 115 establishes three categories of securities: (1) Held-to-maturity securities are comprised of securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. SFAS No. 115 prevents the Company from classifying a security as held-to-maturity if the security might be sold for liquidity needs or based on changes in interest rates. (2) Available-for-sale securities may be sold to address liquidity and other needs of the Company. These securities are held at fair value on the balance sheet with an increase or decrease to stockholders' equity for unrealized gains or losses after the recording of deferred income taxes. (3) Trading securities are securities acquired for the purpose of selling them in the near term. The Company does not intend to classify any of its securities as trading securities.

         Upon adoption of SFAS No. 115, the Company analyzed its debt securities and determined that to maintain flexibility in its investment portfolio it would classify a significant portion of its investment portfolio as available-for-sale even though management did not have the intention of selling these securities. As such, as of January 1, 1994, approximately $505.6 million of its debt securities were classified as available-for-sale with approximately $254.2 million classified as held-to-maturity. The fair value of the available-for-sale securities created a net unrealized after-tax gain of $3.8 million, after adjustment for deferred acquisition costs, at January 1, 1994. Due to an investment portfolio repositioning program in mid-1994, the Company's life insurance subsidiary transferred approximately $234 million of securities classified as heldto-maturity to the available-for-sale category with an unrealized loss of $15.9 million. With the significant increase in interest rates in 1994, the market value of the available-for-sale securities at December 31, 1994 resulted in a net pretax unrealized loss of $79.1 million and a deferred tax benefit of approximately $6.6 million. A tax valuation allowance of approximately $20.3 million has been established for the additional tax benefit that cannot be recognized at this time. In addition, deferred policy acquisition costs have been increased by $12.8 million, net of a deferred tax liability of $6.5 million, in conjunction with SFAS No. 115. This amount is included in the stockholders' equity section for unrealized losses on debt securities available-for-sale. During 1994, changes in market interest rates and other factors have caused fluctuations in the value of securities classified as available-for-sale, thereby creating volatility in the Company's stockholders' equity.

         Marketable equity securities are carried at fair value, and any change in unrealized losses, net of deferred income taxes, is recorded directly against stockholders' equity (deficit).

         The fair values for actively traded bonds, such as GNMA and FNMA Certificates, are based on quoted market prices. The fair values of collateralized mortgage obligations (CMOs) are based on quotes from independent brokers. Considerable judgment is required in interpreting market data to develop estimates of fair value for CMOs; accordingly, these quotes are not necessarily indicative of the amounts that could be realized or would be paid in a current sale of the security. The fair values of equity securities are based on closing market quotations or on estimates from independent broker-dealers and pricing services. When evidence indicates there is decline in the underlying value of individual investments that may not be temporary, such investments are written down to reflect such impairment by a charge to realized gains (losses) in the consolidated statements of income. Realized gains or losses on the sale of investments are computed on the basis of specific identification of investment costs.

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

         ALLOWANCE FOR LOAN LOSSES
         The allowance for loan losses provides for potential losses when other-than-temporary declines have occurred in the value of the real estate and other assets securing the loans. The allowance is based upon management's evaluation of a number of factors, including loan loss experience, a continuing review of problem loans and current and anticipated economic conditions that may affect the borrower's ability to repay the loan. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Loans are placed on nonaccrual status when management believes the collection of interest is uncertain, generally when payments are more than three months past due.

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

         LAND, BUILDING AND EQUIPMENT
         Depreciation is computed using the straight-line method over estimated useful lives of thirty-three years for the building and related improvements and from three to twenty years for equipment. Accumulated depreciation was $2,470,302 at December 31, 1994.

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

         The Company records ceded reinsurance receivables, including amounts related to paid and unpaid benefits and amounts related to liabilities for future policy benefits, as assets and liabilities on the Company's consolidated balance sheet. As of December 31, 1994, receivable from reinsurer and future policy benefits on the consolidated balance sheet include reinsurance receivables of $105,428,796.

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

         INCOME TAXES
         The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) in accounting for income taxes.

         EARNINGS PER SHARE
         Primary earnings per share were computed by dividing net income (loss), less dividends on mandatory redeemable voting convertible preferred stock, by the weighted average number of common shares outstanding during each year. The mandatory redeemable voting convertible preferred stock is not considered to be a common stock equivalent. Fully diluted earnings per share for 1993 assumes conversion of the mandatory redeemable voting convertible preferred stock into 690,250 weighted average common shares and a $180,000 adjustment for interest, net of tax, paid on the convertible promissory note. For 1994, the warrant (Note 12) and the assumed conversion of the mandatory redeemable voting convertible preferred stock would have been anti-dilute and are not considered in primary or fully diluted common shares, respectively.

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

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid for interest during the years ended December 31, 1994 and 1993, was $4,062,114 and $4,784,118,
         respectively. Cash paid for income taxes, net of refunds received, for the years ended December 31, 1994 and 1993, was $2,062,899 and $2,057,832, respectively.

         NONCASH INVESTING AND FINANCING ACTIVITIES - At December 31, 1994, the Company was $760,000 in arrears for dividends on the mandatory redeemable voting convertible preferred stock.

         During 1993, the Company sold real estate owned property and financed $2,235,000, of the purchase price. During 1993, the Company foreclosed on certain mortgage loans and acquired the underlying real estate collateral. This real estate was then transferred to other invested assets at the lower of cost or fair value less cost of disposition of $2,374,951.

         During 1993, the Company's $4,000,000 Convertible Promissory Note was converted into 4,000 shares of the Company's Series A Mandatory Redeemable Voting Convertible Preferred Stock.

         IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE
         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 114 (SFAS No. 114), Accounting by Creditors for Impairment of a Loan. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The primary effect of the statement for the Company will be related to the accounting for impaired commercial mortgage loans. The significant issue addressed is the utilization of fair value in establishing allowances for impaired loans. The Company estimates that the effect of adoption of SFAS No. 114 will not be material.

4.       INVESTMENTS

         Investment securities by type and gross unrealized gains and losses at December 31, 1994 are presented below:


                                                                      Gross Unrealized
                                                Amortized             ----------------              Fair
                                                   Cost           Gains             Losses          Value

         Debt securities available-for-sale:
            CMOs                              $ 444,647,746                    $ (70,647,798)   $ 373,999,948
            GNMA certificates                    88,584,779   $     224,202       (2,399,982)      86,408,999
            FNMA certificates                    19,483,095          11,277         (958,581)      18,535,791
            Corporate bond obligations           78,968,327          77,713       (1,580,342)      77,465,698
            U.S. Government obligations         100,578,894                       (3,782,254)      96,796,640
                                              -------------   -------------    -------------    -------------
                                              $ 732,262,841   $     313,192    $ (79,368,957)   $ 653,207,076
                                              =============   =============    =============    =============

          Debt securities held-to-maturity
            CMOs                              $  13,108,720                    $  (1,987,005)   $  11,121,715
            GNMA certificates
            FNMA certificates
            Corporate bond obligations
            State and municipal obligations         667,053   $       5,601          (34,254)         638,400
            U.S. Government obligations             168,461                          (15,248)         153,213
                                              -------------   -------------    -------------    -------------
                                              $  13,944,234   $       5,601    $  (2,036,507)   $  11,913,328
                                              =============   =============    =============    =============

          Marketable equity securities:
            Preferred stocks                  $   1,065,645   $       6,932    $    (392,368)   $     680,209
            Common stocks                             2,880                                             2,880
            Affiliated mutual funds
                                              -------------   -------------    -------------    -------------
                                              $   1,068,525   $       6,932    $    (392,368)   $     683,089
                                              =============   =============    =============    =============

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

         As of December 31, 1994, the Company's CMO portfolio consisted of the following classes based on carrying value:

                                                        Available-    Held-to-
                                                         for-Sale     Maturity

         Planned amortization class (PACs)                70.5%         38.1%
         Two-tiered index bonds (TTIBs)                    8.3          20.4
         Accrual bond (Z bond)                             7.9          12.3
         Targeted amortization class (TACS)                3.8          19.1
         Inverse floating rate                             3.6            .6
         Companion bonds (SUPS)                            3.5           9.5
         Sequential                                        1.1
         Very accurately determined maturity (VADMS)        .8
         Floating rate                                      .5
                                                         -----         -----
                                                         100.0%        100.0%
                                                         =====         =====

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

         A TTIB is a CMO class whose coupon is fixed until the applicable index such as the Cost of Funds Index ("COFI") reaches a specified level known as the first strike. When the index is higher than a first strike, the TTIB becomes an inverse floater whose coupon declines to its floor at the second strike. The floor at the second strike typically will be zero. On initial purchase date the first strike on a TTIB is generally two to three hundred basis points (2 - 3%) above the current level of the applicable index. Consequently, it is unlikely at the date of purchase that the first strike would be reached in the near future. At December 31, 1994, the weighted average first strike on the TTIBs held by the Company was 2.41% above the applicable index and, accordingly, none of these securities have become inverse floaters. The Company would purchase TTIBs in anticipation of an interest rate and prepayment environment in which prepayments would remain at moderate to high levels, in which event the TTIBs generally would pay off before the first strike is reached. Nevertheless, if the index applicable to a TTIB reaches its first strike, the value of the TTIB would be expected to decline. The average life of a CMO TTIB can vary greatly, depending upon prepayments.

         An accrual bond class of CMOs, also known as Z bond, does not pay periodic interest, but rather accumulates interest at a specified rate until the principal of the class becomes payable. The accumulated interest then is paid when the principal is repaid. An accrued bond class of CMOs enables the holder to avoid reinvestment risk. However, in a period of increasing interest rates, an accrual bond class of CMOs is likely to experience a greater decline in value than a current-interest class with the same interest rate and principal payment schedule.

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

         VADMs or Accretion Directed class pays principal from specified accretions of accrual bonds. VADMs may, in addition, receive principal from the collateral paydowns. This class is a CMO that has a very stable average life because the cash flows are directed from the Z bonds, which receive no principal payments.

         The amortized cost and fair value of debt securities at December 31, 1994, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the borrower may have the right to call or prepay with or without call or prepayment penalties.

                                                       Amortized        Fair
                                                         Cost           Value
          Debt securities available-for-sale:
            Due in one year or less                  $ 33,491,503   $ 33,111,737
            Due after one year through five years     141,053,572    136,436,774
            Due after five years through ten years      4,950,702      4,665,156
            Due after ten years                            51,444         48,671
                                                     ------------   ------------
                                                      179,547,221    174,262,338
            Mortgage-backed securities                552,715,620    478,944,738
                                                     ------------   ------------
                                                     $732,262,841   $653,207,076
                                                     ============   ============

          Debt securities held-to-maturity:
            Due in one year or less                  $     50,000   $     50,000
            Due after one year through five years         110,000        109,153
            Due after five years through ten years        217,228        214,576
            Due after ten years                           458,286        417,884
                                                     ------------   ------------
                                                          835,514        791,613
            Mortgage-backed securities                 13,108,720     11,121,715
                                                     ------------   ------------
                                                     $ 13,944,234   $ 11,913,328
                                                     ============   ============

         The weighted average stated maturity of mortgage-backed securities was in excess of 20 years as of December 31, 1994. However, after factoring in estimated prepayments of the underlying loans, the weighted average duration of the Company's GNMA and FNMA Certificates and CMO portfolio, in the aggregate, is 8.5 years. Changes in interest rates would affect the prepayment speed of the underlying mortgages and the average lives of the securities. If interest rates increased, it would be expected that the average life of these securities would increase and, correspondingly, if interest rates decreased, the average life would decrease.

         Gross gains and (losses) in 1994 from debt securities available-for-sale were $852,201 and $(10,193,636), respectively. Gross gains from debt securities held-to-maturity in 1994 were $1,864. Gross gains of $3,976,052 and gross losses of $0 were recognized in 1993, respectively.

         At December 31, 1994, debt securities of the life insurance subsidiary carried at $14,845,594 were on deposit with various states pursuant to legal deposit requirements.

         Short-term investments consist of commercial paper with maturities of less than 35 days.

         Real estate acquired in satisfaction of loans included in other invested assets was $1,462,149 at December 31, 1994. During 1994 and 1993, the Company recognized losses on real estate owned of $320,000 and $258,908, respectively.

         Net investment income summarized by investment category for the two years ended December 31, is as follows:

                                                   1994               1993

         Debt securities available-for-sale      $54,509,734
         Debt securities held-to-maturity            953,519    $55,147,353
         Marketable equity securities                 60,154         66,328
         Mortgage loans                            4,586,675      5,019,123
         Policy loans                                851,780        717,164
         Short-term investments                    2,412,970        654,426
                                                 -----------     ----------
         Total investment income                  63,374,832     61,604,394
         Less investment expenses                   (487,110)      (720,363)
                                                 -----------    -----------
                                                 $62,887,722    $60,884,031
                                                 ===========    ===========

5.       MORTGAGE LOANS

         A summary of the changes in the allowance for loan losses as of December 31 is as follows:

                                                   1994               1993

         Balance at beginning of year         $    1,609,000    $     1,617,000
           Provision for loan losses                                    460,000
           Less loans charged off                    (18,000)          (468,000)
                                              --------------    ---------------
         Balance at end of year               $    1,591,000    $     1,609,000
                                              ==============    ===============

         At December 31, 1994 and 1993, non-performing loans (past due three months or more) totaled $0 and $1,836,890, and restructured loans totaled $6,380,264 and $4,621,475, respectively. Had such loans been accruing interest in accordance with the original terms, interest income would have been $706,129 and $770,554 for the years ended December 31, 1994 and 1993, respectively. Interest income received on restructured and non-performing loans was $595,296 and $501,154 for the years ended December 31, 1994 and 1993, respectively.

         As of December 31, 1994, approximately 51% of the mortgage loan property was in Minnesota and 12% was located in Arizona, with the remainder in various geographic areas of the United States. Mortgage loans by significant types as of December 31, 1994 were as follows: industrial/warehouse - 41%; office/warehouse - 35%; office - 12%; multifamily housing - 5%.

6.       DEFERRED POLICY ACQUISITION COSTS

         The changes in deferred acquisition costs for the three years ended December 31 are summarized as follows:

                                                                    1994                        1993
                                                        --------------------------  --------------------------
                                                          Annuities       Face-      Annuities        Face-
                                                           and Life      amount      and Life        amount
                                                          Insurance   Certificates   Insurance    Certificates
          Balance at beginning of year                  $56,399,696   $   320,373   $52,419,951   $   444,284
          Acquisition costs deferred during the year
            (primarily commissions)                       4,697,766       507,996     7,555,104       377,466
          Acquisition costs amortized during the year     3,756,579       518,782     3,575,359       501,377
          SFAS No. 115 adjustment                        19,300,000
                                                        -----------   -----------   -----------   -----------
          Balance at end of year                        $76,640,883   $   309,587   $56,399,696   $   320,373
                                                        ===========   ===========   ===========   ===========

7.       DEPOSITS OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

         Under the provisions of its face amount certificates and the Investment Company Act of 1940 (the Act), the Company's face amount certificate subsidiary was required to have qualified assets (as defined in Section 28(b) of the Act) of $60,605,015 at December 31, 1994. The Company had qualified assets of $64,729,182 (such amounts are before reduction of $385,437 for net unrealized pretax losses on marketable equity securities and net unrealized pretax losses on debt securities of $4,890,270 in 1994).

         For purposes of determining compliance with the foregoing provisions, qualified assets are valued in accordance with such provisions of the Code of the District of Columbia (the "Code") as are applicable to life insurance companies as required by the Act. Qualified assets for which no provision for valuation is made in such Code are valued in accordance with rules, regulations, or orders prescribed by the Securities and Exchange Commission. These values are the same as the financial statement carrying value, except that for financial statement purposes, marketable equity securities and debt securities classified as available-for-sale are carried at fair value. For qualified asset purposes, marketable equity securities are carried at cost and debt securities classified as available-for-sale are carried at amortized cost.

         Pursuant to the requirements of various states, the provisions of the certificates, depository agreements and the Act, qualified assets were deposited with custodians to meet certificate liability requirements as follows at December 31, 1994:

         Assets on deposit with:
            State government authority                  $      170,435
            Bank - central depository                       64,092,848
                                                        --------------
              Total deposits                            $   64,263,283
                                                        ==============
            Required deposits                           $   60,266,136
                                                        ==============

         Certificate loans, secured by applicable certificate reserves, are deducted from certificate reserves in computing deposit requirements.

         Assets on deposit consisted of the following at December 31, 1994:

         Investment securities, at cost plus
           accrued interest                             $   58,871,273
         Mortgage loans, at cost less allowances
           for loan losses                                   4,281,089
         Other assets on deposit, at cost                    1,110,921
                                                        --------------
                                                        $   64,263,283
                                                        ==============

         Investment securities consist mainly of GNMA and FNMA certificates, CMOs, and commercial paper.

8.       FACE AMOUNT CERTIFICATE RESERVES

                                             Total Reserves at  Minimum
                                                December 31,    Interest
                                                   1994           (a)

        Installment certificates:
          Reserves to mature, by series:
          120, 215, and 220                    $    554,466    3.25(b)(c)
            315                                     425,412    3.50(c)
                                               ------------
                                                    979,878

        Advance payments                            384,282    (d)
        Fully paid certificates:
          Installments                            2,311,547    2.50 - 3.50(c)(e)
          Optional settlement                       615,811    2.50 - 3.00(c)
          Single-payment series 503              56,056,890    2.50(f)

        Due to unlocated certificate holders          6,607    None
                                               ------------
                                               $ 60,355,015
                                               ============

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

         (c) As of December 31, 1994, the Board of Directors has declared additional interest to be credited on anniversary dates through 1995 and 1996 as follows:

                                                           1995        1996

                   Series 215 and 220:
                       Installment certificates           2.25%       2.75%
                       Optional settlements elected
                          at maturity                     2.25%       2.75%
                       Unapplied advance payments         2.25%       2.75%
                   Series 315:
                       Installment certificates           1.75%       2.25%
                       Optional settlements elected
                          at maturity                     1.75%       2.25%
                       Unapplied advance payments         1.75%       2.25%

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

         (f) The Company's Executive Committee declares interest rates for Series 503 certificates purchased during the designated time periods. Additional interest rates are assigned based on the three-year life of the certificate and vary between first, second, and third anniversary dates. Since 503 certificates were first issued on July 17, 1986, the combined minimum and additional interest rates have ranged from 4.20% to 9.50%.

9.       NOTES PAYABLE

         The Company had a note payable secured by an airplane with interest at 8.5% through December 2000. The airplane was sold at a loss of approximately $490,000 and the related note was retired in 1994.

10.      REINSURANCE

         The Company retains up to $50,000 of life insurance and waiver of premium benefits on any one life, depending on age and classification of the risk. The excess over the maximum retention is reinsured with other life insurance companies. Reinsurance ceded could become a liability in the event that the reinsurers became unable to meet the obligations assumed under the reinsurance agreements. Life insurance in force on direct business aggregated approximately $105,929,000 at December 31, 1994 of which $25,284,000 was ceded.

         In a prior year, the Company entered into an annuity coinsurance agreement in which it ceded a 90% interest in a block of annuity contracts to a reinsurers. As of December 31, 1994, the account value and statutory value of the ceded annuities was $105,428,796 and $103,586,535. Provision for benefits for annuities excludes interest credited on coinsured annuities of approximately $6.4 million and $7.2 million for the years ended December 31, 1994 and 1993, respectively.

         Under the coinsurance agreement, the reinsurer is required to maintain assets with a statutory value equal to or greater than the statutory value of the annuities in a trust with the Company as the beneficiary to secure the obligations of the reinsurer under the coinsurance agreement. As of December 31, 1994, the statutory value of the assets securing the coinsurance agreement was $103,487,006.

11.      INCOME TAXES

         The provision for income taxes (benefit) for the years ended December 31 was as follows:

                                                1994              1993
          Current:
           Federal                          $    (675,000)   $    2,069,000
           State                                   86,000            29,000
          Deferred federal and state             (678,000)         (298,000)
                                            -------------    --------------
                                            $  (1,267,000)   $    1,800,000
                                            =============    ==============

         The components of deferred income taxes as of December 31, are summarized as follows:

                                                                                            1994
                                                                         ---------------------------------------------
                                                                            Assets        Liabilities       Total
          Future policy benefits                                         $ 21,002,000    $   (590,000)   $ 20,412,000
          Unrealized losses on debt securities available-for-sale          26,879,000                      26,879,000
          Deferred acquisition costs (DAC)                                                (19,496,000)    (19,496,000)
          DAC recovery on SFAS 115 unrealized losses                                       (6,500,000)     (6,500,000)
          Depreciation on building and equipment                                              (98,000)        (98,000)
          Write down of investments not currently deductible for taxes        625,000                         625,000
          Guaranty fund assessments accrual                                 1,088,000                       1,088,000
          Deferred compensation                                               444,000                         444,000
          Real estate limited partnership                                                    (189,000)       (189,000)
          Premium capitalization                                              464,000                         464,000
          Unrealized losses on marketable equity securities                   131,000                         131,000
          Other                                                               260,000        (214,000)         46,000
                                                                         ------------    ------------    ------------
          Total                                                            50,893,000     (27,087,000)     23,806,000
          Valuation allowance                                             (20,715,000)                    (20,715,000)
                                                                         ------------    ------------    ------------
                                                                         $ 30,178,000    $(27,087,000)   $  3,091,000
                                                                         ============    ============    ============


         Federal income tax expense (benefit) in the consolidated financial statements is different than the federal statutory rate applied to pretax income. The reasons for these differences are summarized as follows:

                                                                       1994              1993

          Federal income tax expense (benefit) at statutory rate $  (1,705,000)   $    1,942,000
          Change in estimate of valuation allowance                    400,000
          Tax-exempt interest                                          (10,000)          (46,000)
          State income taxes, net of federal benefit                    22,000            17,000
          Benefit of graduated income tax rates                         37,000           (56,000)
          Other, net                                                   (11,000)          (57,000)
                                                                 -------------    --------------
                                                                 $  (1,267,000)   $    1,800,000
                                                                 =============    ==============


12. PROFIT SHARING PLANS, COMPENSATION, AND COMMITMENTS FOR FUTURE RETIREMENT BENEFITS

         The Company has a noncontributory employee profit sharing plan whereby contributions are made to a trust based on percentages of participants' annual compensation. The Company also has a noncontributory profit sharing stock plan whereby employees can participate in the ownership of the Company. Under this plan, the contributions are used by the trustee primarily to purchase common shares of the Company. During 1994 and 1993, the Company purchased 1,000 and 12,500, respectively, from the plan.

         The two plans generally cover all full-time employees, age twenty-one and over, with six months of service. Total employer contributions to the two plans cannot exceed 15% of the total compensation of the participants. Profit sharing expense for these plans aggregated $197,851 in 1994 and $270,587 in 1993.

         Directors' fees were $200,367 and $79,957 in 1994 and 1993, respectively, and aggregate salaries of executive officers for the respective years was $1,187,087 and $1,043,870, excluding amounts under the agreements described in the following paragraphs.

         Under employment agreements with two retired officers, the Company is required to make payments after retirement to each individual until death and, thereafter, reduced payments during the lifetimes of their spouses. The required payments are adjusted for the annual change in the Consumer Price Index. Required payments by the Company for the two retired officers for 1995 will be $144,288. The estimated present value, using a 6% discount rate, of the retirement benefits of the retired officers at December 31, 1994 was $913,865. The Company has been accruing the liability for such deferred retirement benefits over remaining active employment periods by annual charges to expense. In addition, deferred compensation related to other agreements for certain officers was $313,419 at December 31, 1994. One of the employment agreements also contains provisions for consultation and noncompete restrictions for an aggregate compensation of $66,000 annually through December 31, 1999.

         Total expense provisions for deferred compensation and future retirement benefits under these agreements aggregated $83,772 in 1994 and $93,252 in 1993.

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

         In connection with execution of the employment agreement, the Company issued the CEO a warrant to purchase five percent of the fully diluted outstanding stock of the Company at $6.29 per share. The warrant provides that the CEO may require the Company to repurchase the warrant if employment is terminated prior to December 31, 1996, other than for cause, at a redemption price of $300,000 if notice is given before a change in control and $500,000 if the notice is given subsequent to a change in control. The Company may also repurchase the warrant subsequent to the termination of employment at the same terms as described above.

13.      STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

         MANDATORY REDEEMABLE VOTING CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTE
         On December 20, 1992, the Company entered into a Preferred Stock and Note Purchase Agreement (the Agreement) with SBM Partners L.P. (of which Head Insurance Investors L.P. and Jupiter Industries, Inc. are general partners) (SBM Partners) and Integon Life Insurance Corporation (Integon) (SBM Partners and Integon are referred to herein as the Purchasers) regarding a sale to the Purchasers of an aggregate of 19,000 shares of the Company's Series A Mandatory Redeemable Voting Convertible Preferred Stock (the Preferred Stock) at a purchase price of $19,000,000.

         The closing of the transaction occurred in two stages. At the first closing, which occurred on December 23, 1992, the Company issued 4,000 shares of its Preferred Stock to SBM Partners at a purchase price of $4,000,000. In addition, the Company issued to Integon a $4,000,000 Convertible Promissory Note (the Note). At the second closing, which occurred on September 21, 1993, the Note was converted into 4,000 shares of Preferred Stock, and the Company sold an additional 11,000 shares of Preferred Stock to the Purchasers for $11,000,000.

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

         The Company and the Purchasers also have entered into a Registration Rights Agreement and an Exchange Right Agreement. Under the terms of the Registration Rights Agreement, the Purchasers have been given the right to require the Company to publicly register the Preferred Stock and any shares of the Registrant's common stock issued upon conversion of such Preferred Stock. The Exchange Right Agreement gives the Purchasers the right to exchange shares of common stock of the Company held or acquired by them for shares of the Company's Series B Voting Convertible Participating Preferred Stock (the "Series B Preferred Stock"). Unless and until any shares of the Preferred Stock are redeemed, repurchased, or converted, the Series B Preferred Stock will vote as a class with the Preferred Stock for purposes of election of directors, and together with the Preferred Stock, will elect a number of directors of the Company proportionate to the aggregate ownership interest of the holders of the Preferred Stock and Series B Preferred Stock in the Company.

         COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS
         The Company's two employee benefit plans own 304,693 and 305,693 shares of Company common stock at December 31, 1994 and 1993, respectively (see Note 12). The Company has entered into a written trustee agreement whereby the Company has agreed to purchase common shares tendered to it by the trustee from either benefit plan at a price equal to the higher of adjusted book value or fair market value. Adjusted book value is defined as the consolidated net assets of the Company plus unrealized losses on marketable equity securities plus the deferred income tax liability (if any) of the Company's life insurance subsidiary. Historically, adjusted book value of Company common stock in the two plans has been computed based upon amortized cost value of debt securities. However, effective January 1, 1994, SFAS No. 115 requires that debt securities classified as available-for-sale be valued on a mark to market basis rather than at amortized cost. Accordingly, with the required adoption of SFAS No. 115, common stockholders' equity is in a deficit position. The Company has determined that in connection with the adoption of SFAS No. 115, the adjusted book value of Company common stock held by employee benefit plans for purposes of the trustee agreement must be computed based upon market value of available-for-sale debt securities. As such, the adjusted book value for the common stock held by the plans is currently negative.

         However, as is discussed above, under the terms of the trustee agreement the Company is required to repurchase Company common stock from the plans at a price equal to the higher of adjusted book value or fair market value. In the past, for purposes of the trustee agreement, the Company has regarded adjusted book value of Company stock as being equivalent to the fair market value of such stock. With the adoption of SFAS No. 115, adjusted book value of Company stock frequently will be greater or less than the fair market value of such stock. Accordingly, the Company has obtained an independent determination of the fair market value of its common stock as of June 30, 1994, for purposes of valuing the Company's stock pursuant to the trustee agreement. The fair market value of the Company stock held by the plans was determined by the valuation to be $6.29 per common share. As this amount exceeds the adjusted book value of Company stock, it has been used by management to determine the value of the stock in the plans as of December 31, 1994. Because the valuation was performed as of June 30, 1994, it may not precisely reflect the value of SBM common stock held by the plans as of December 31, 1994. Further, the value determined by the independent valuation does not reflect the value of the Company's common stock held by the Company's other shareholders. In as much as interest rates have continued to rise in the third and fourth quarters of 1994, it is possible that the value of the Company stock held by the plans has decreased.

         Subsequent to year-end, the trustee of the plans notified the Company that it was tendering all shares held by the plans to the Company under the trustee agreement. The tender indicated that the value of the stock should be based on amortized cost adjusted book value in that it was the trustee's interpretation that this was the appropriate method of valuing the stock under the trustee agreement. The Company believes the trustee's tender of all shares is not consistent with the trustee agreement, and the valuation of the common stock held by the Plans should not be based upon amortized cost but rather based on the methodology described above. The Company has subsequently commenced a lawsuit against the trustee to obtain a declamatory judgment as to the appropriate interpretation of the trustee agreement.

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

         As of December 31, 1994, the life insurance subsidiary is required to obtain written approval prior to payment of all dividends in accordance with an administrative order issued by the Minnesota Department of Commerce (MDC) - see "Regulatory Matters" below. Exclusive of the administrative order, pursuant to Minnesota legal requirements, dividend payments must be paid solely from the adjusted earned surplus of the life insurance subsidiary. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus which is attributable to unrealized capital gains. Further, the life insurance subsidiary may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of the life insurance subsidiary's statutory surplus at the prior year-end or (ii) 100% of the life insurance subsidiary's statutory net gain from operations (not including realized capital gains) for the prior calendar year. The limitation for 1995 would be $3,262,671. Furthermore, distributions to the Parent by the life insurance subsidiary in excess of $26,896,170 as of December 31, 1994, would result in an additional income tax liability to the subsidiary.

         The Company's life insurance subsidiary prepares its statutory basis financial statements in accordance with accounting practices prescribed or permitted by the MDC. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. The Company's life insurance subsidiary has strengthened its reserves on five policy forms in accordance with Proposed Actuarial Guideline GGG. The Minnesota Department of Commerce and the California Insurance Department, the Company's domiciliary and commercially domiciliary states, respectively, have approved the reserve strengthening over a three-year period beginning in 1994. The strengthening totals $12.3 million and according to the three year phase-in provision, one-third of this total, or $4.1 million, is included in reserves in the 1994 statutory basis financial statements of the subsidiary with the remaining two-thirds to be reflected equally in 1995 and 1996. The life insurance subsidiary's statutory capital and surplus as of December 31, 1994 and 1993 was $32,626,711 and $41,863,603, respectively. Statutory operating income was $3,102,341 and $1,460,216 for 1994 and 1993, respectively.

         The Company's sales subsidiary is subject to the Securities and Exchange Commission's uniform net capital rule (Rule 15c3-1) which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. In addition, restrictions may be imposed to prohibit the Company from expanding its business or declaring dividends if its ratio of aggregate indebtedness to net capital is greater than 10 to 1. Net capital and the related net capital ratio fluctuate on a daily basis; however at December 31, 1994, the net capital ratio was .78 to 1 and net capital was $562,500, which exceeded the minimum capital requirement by $533,053.

         The Company's face amount certificate subsidiary is subject to two principal restrictions relating to its regulatory capital requirements. First, under the Investment Company Act of 1940, the subsidiary is required to establish and maintain minimum capital in an amount of certificate reserves plus $250,000. Second, the MDC has historically recommended to the Company that face amount certificate companies should maintain a ratio of stockholder's equity to total assets at a minimum of 5% based upon a valuation of available-for-sale securities reflected at amortized cost. Under this formula, the subsidiary's capital level was 6.9% at December 31, 1994. In November 1994, the MDC notified the subsidiary that, based on the decline in the value of the subsidiary's investment portfolio resulting from increasing interest rates in 1994 and the subsidiary's decreasing liquidity resulting from reduced principal prepayments on the subsidiary's CMO portfolio, the MDC recommended that the subsidiary increase its capital level. The MDC's concern was influenced by the subsidiary's capital ratio, calculated including the effects of SFAS No. 115 (see Note 4), which would have been 0.31% at December 31, 1994. On March 29, 1995, the life insurance subsidiary, parent of the face amount certificate subsidiary, contributed $1.5 million to the capital of the certificate subsidiary. The certificate subsidiary is now in compliance with the MDC's recommendation. The certificate subsidiary's shareholder's equity on a proforma basis at December 31, 1994, adjusted to reflect the $1.5 million capital contribution and the change in unrealized losses through February 28, 1995, would have been approximately $3 million. SBM Company is guarantor of approximately 65% of the certificates issued by the certificate company. The subsidiary has not paid dividends in the past and has no present intention to pay dividends in the near future, in order to increase capital resources.

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

         The issuance of the order was influenced by the SBM Life's A.M. Best rating reduction and the significant unrealized depreciation in its investment portfolio (Note 4). An additional capital infusion to SBM Life will be necessary to address the issues of the MDC and for possible re- evaluation of its rating.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosures are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments and SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

         SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         SFAS No. 119 requires fair value disclosures to be presented together with the related carrying amount in a summary table. The fair value disclosures presented herein are based on pertinent information available to the Company as of December 31, 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of those financial statements since that date; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         DEBT SECURITIES - The estimated market value disclosures for debt securities satisfy the fair value disclosure requirements of SFAS No.
         107. (See Note 4 - Investments)

         MARKETABLE EQUITY SECURITIES - Fair value equals carrying value as these securities are carried at quoted market value.

         MORTGAGE LOANS - The fair values for mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

         POLICY LOANS, OTHER INVESTED ASSETS, CASH AND SHORT-TERM INVESTMENTS - The carrying amounts for these assets approximate the assets' fair values.

         OTHER FINANCIAL INSTRUMENTS REPORTED AS ASSETS - The carrying amount for these financial instruments (receivable from reinsurer and accrued investment income) approximately those assets' fair values.

         FUTURE POLICY BENEFITS - The fair value of future policy benefits, principally deferred annuities, was determined to be the customers' account balance as management has the ability to reprice the deferred annuities on an annual basis.

         FACE AMOUNT CERTIFICATE RESERVES - The fair value for face amount certificate reserves was determined from discounted cash flow analyses of the certificates included in the reserve. The interest rates used in the analyses were based on interest rates currently being offered on the Company's certificates.

         OTHER FINANCIAL INSTRUMENTS REPORTED AS LIABILITIES - The carrying amounts for other financial instruments (normal payables of a short-term nature, notes payable, and deferred compensation and retirement benefits) approximate those liabilities' fair value.

         MANDATORY REDEEMABLE VOTING CONVERTIBLE PREFERRED STOCK - The fair value for mandatory redeemable voting convertible preferred stock equals the liquidation value plus any dividends in arrears.

         COMMON STOCK HELD BY EMPLOYEE BENEFIT PLAN - The fair value equals the most recent appraised value for 1994.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                       December 31, 1994
                                                                  ---------------------------
                                                                    Carrying        Fair
                                                                      Value         Value
        Financial Instruments Recorded as Assets:
            Debt securities available-for-sale                    $653,207,076   $653,207,076
            Debt securities held-to-maturity                        13,944,234     11,913,328
            Equity securities                                          683,089        683,089
            Mortgage loans                                          36,257,214     27,373,864
            Policy loans                                            22,153,936     22,153,936
            Other invested assets                                    1,694,506      1,694,506
            Cash and short-term investments                         41,168,183     41,168,183
            Other financial instruments reported as assets         114,246,196    114,276,196

          Financial Instruments Recorded as Liabilities:
            Future policy benefits                                 899,709,020    899,709,020
            Face amount certificate reserves                        60,355,015     60,050,268
            Other financial instruments reported as liabilities     10,479,331     10,479,331

          Mandatory Redeemable Voting Convertible
            Preferred Stock                                         18,485,868     19,760,000

          Common Stock Held by Employee Benefit Plans                1,916,519      1,916,519


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

15.      INDUSTRY SEGMENT DATA

         The Company's principal business activities consist of four distinct business segments. SBM Company (the Parent) manages six mutual fund companies. SBM Certificate Company currently issues single payment face amount certificates. SBM Financial Services, Inc. is registered as a broker and dealer in securities under the Securities and Exchange Act of 1934 and performs sales functions for SBM Certificate Company, affiliated mutual funds and State Bond and Mortgage Life Insurance Company.

         State Bond and Mortgage Life Insurance Company is licensed as a life insurer and issues a variety of ordinary life insurance policies and flexible premium and single premium deferred annuities. SBM Company segment data is as follows:

                                      SBM Company                              State Bond
         (Dollar amounts          Mutual                SBM          SBM       and Mortgage   Adjustments
         in thousands)             Fund     General Certificate   Financial   Life Insurance      and
                                Operations Corporate  Company   Services, Inc.   Company      Eliminations   Consolidated
          1994:
            Total revenues           1,399      (258)     5,336       9,191          55,598       (11,334)       59,932
            Pretax income (loss)       240    (1,260)       555                      (4,406)                     (4,871)
            Income (loss)              158    (1,208)       383                      (2,937)                     (3,604)
            Identifiable assets               (8,085)    60,563       1,004         906,449         9,433       969,364
            Liabilities                        3,235     60,376         441         917,486          (599)      980,939

          1993:
            Total revenues           1,401       337      5,413      11,797          60,642        (7,543)       72,407
            Pretax income (loss)       302      (642)        56                       5,832                       5,548
            Income (loss)              199      (415)       101                       3,863                       3,748
            Identifiable assets               60,198     70,939         992         949,800       (57,019)    1,024,910
            Liabilities                        5,675     67,058         495         897,852          (527)      970,553


         The Company's capital expenditures and related depreciation expenses are incurred by the Parent and SBM Certificate Company. For the two years ended December 31, 1994, total capital expenditures for the Parent were $161,330 and $226,284, respectively, and depreciation expense for the Parent and SBM Certificate Company was $248,474 and $54,017 and $259,347 and $58,678, respectively.

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

         The Parent received dividends from its life insurance subsidiary of $650,000 in 1994 and $1,855,000 in 1993.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting and financial disclosure and no change of accountants during the two most recent fiscal years.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons were the directors and executive officers of the Company at March 31, 1996.

         Name and
     Year First Became
    Director or Officer                   Position                            Business
           (Age)                        with Company                         Experience
- ---------------------------     ---------------------------     --------------------------------------
     Richard M. Evjen           Director                        President, The Evjen Associates,
           1993                                                 Inc., architects/ engineers/ planners
           (63)

    Kennon V. Rothchild         Director                        Chairman and Chief Executive
           1992                                                 Officer, RCN Associates, Inc.,
           (67)                                                 mortgage banking consultants

     Robert M. Winslow          Director                        Professor of Medicine, University of
           1992                                                 California at San Diego
           (54)

      Charles A. Geer           Chief Executive Officer         Owner, Charles Geer Associates, a
           1993                                                 private merchant banking firm, and
           (55)                                                 consulting attorney


ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company in 1995 and 1994 to its Chief Executive Officer. No other person who served as an executive officer of the Company during 1995 received, prior to the Sale Transaction, salary and bonus in excess of $100,000.

                                                                              Long-Term
                                                                         Compensation Awards
         Name and                                                             Securities              All Other
    Principal Position          Year          Salary          Bonus       Underlying Options         Compensation
    ------------------          ----          ------          -----       ------------------         ------------
Charles A. Geer(1)              1995      $159,238(2)      386,000(3)             ---                $770,000(4)
Chief Executive Officer         1994      $225,000(5)(6)       ---         168,361(7) shares             ---

- ----------------

(1) Mr. Geer entered into the Initial Agreement (as hereinafter defined) with the Company in July 1994. He acted as an independent contractor for the Company through December 31, 1994. From January 1, 1995 to the closing of the Sale Transaction, he was an employee of the Company. Since the Sale Transaction he has acted as a consultant to the Company and has received an hourly fee for services rendered to the Company.

(2) Does not include $101,875 accrued by the Company in 1995 for fees payable to Mr. Geer for services rendered during 1995.

(3) This represents an incentive bonus paid to Mr. Geer upon consummation of the Sale Transaction. The bonus represents 1% of capital financing arranged in connection with the Sale Transaction. See "Certain Relationships and Related Transactions -- Employment Agreement with Charles A. Geer".

(4) Includes $270,000 received as severance payment upon consummation of the Sale Transaction and $500,000 received when the Warrant (as hereinafter defined) was repurchased by the Company. See Note 5 below and "Certain Relationships and Related Transactions -- Employment Agreement with Charles A. Geer".

(5) This represents $195,000 paid to Mr. Geer pursuant to the terms of the Initial Agreement and the Letter Agreement (as hereinafter defined), plus fees in the amount of $30,000 paid to Mr. Geer for acting as a director and as a member of the Special Committee of Independent Directors from January 1, 1994 through July of 1994. Mr. Geer was a director of the Company through July 1994.

(6) Excludes $90,000 which was advanced to Mr. Geer as a deposit under the Letter Agreement with the Company and was repaid by Mr. Geer in connection with the consummation of the Sale Transaction.

(7) In 1994, Mr. Geer was issued the Warrant to acquire Common Stock equal to 5% of the outstanding shares of Common Stock on a fully-diluted basis, which in 1994 equaled 168,361 shares, at a price of $6.29 per share. See "Certain Relationships and Related Transactions -- Employment Agreement with Charles A. Geer".


         Aggregated Option/SAR Exercises in 1995 and Year-End Option/SAR Values

                                                      Value
               Name                                 Realized
               ----                                 --------
         Charles A. Geer                           $500,000(1)

- ----------------

(1) Represents the amount received by Mr. Geer upon the repurchase of the Warrant by the Company. See "Certain Relationships and Related Transactions -- Employment Agreement with Charles A. Geer".


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         The members of the Company's Compensation Committee in 1995 were Kennon
V. Rothchild and Robert M. Winslow. The Committee members have no interlocking relationships as defined by the Securities and Exchange Commission.

                              Director Compensation

         Members of the Board of Directors of the Company who are also employees of the Company are not compensated by the Company for their services as directors. Non-employee directors currently receive a quarterly fee of $5,000. Prior to consummation of the Sale Transaction, each non-employee director received an annual fee of $3,600 plus (i) an additional sum equal to $2,700 if such director attended 75% or more of the Board's regular quarterly meetings during the year, or (ii) an additional sum equal to $675 multiplied by the total number of regular quarterly meetings attended during the year if such director attended less than 75% of such meetings, and (iii) $675 for each special meeting attended. Directors are also paid a per-meeting fee for each committee meeting attended. The aggregate amount of fees paid to or accrued for the benefit of directors during 1995 by the Company and the Subsidiaries was $48,225. Directors are also reimbursed for reasonable travel expenses incurred in attending Board of Director meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the ownership of the issued and outstanding shares of Common Stock as of March 31, 1996 by all persons who owned 5% or more of the Common Stock of the Company, by directors, by the sole executive officer and by such executive officer and directors of the Company as a group:

                                                          AMOUNT AND NATURE                      PERCENT
NAME AND ADDRESS                                            OF OWNERSHIP                         OF CLASS
Clara K. Schonlau                                            354,400 (1)                         16.26%
300 South State Street                                       Beneficial
New Ulm, MN  56073

Henry Somsen                                                   120,000                            5.51%
211 2nd Street                                               Record and
New Ulm, MN  55901                                           Beneficial

Firstar Trust Company of Minnesota                           304,693 (2)                         13.98%
601 Marquette Avenue                                           Record
Minneapolis, MN  55402

State Bank & Trust Co. of New Ulm                            249,835 (3)                         11.46%
100 North Minnesota Street                                     Record
New Ulm, MN  56073

SBM Company                                                  257,413 (4)                         11.81%
Profit Sharing Stock Plan                                    Beneficial

Charles A. Geer                                                  -0-                               --
4440 IDS Center
Minneapolis, MN  55402

Richard M. Evjen                                                 -0-                               --
P.O. Box 225
Hudson, WI  54016

Kennon V. Rothchild                                             2,200                              (5)
2300 American National Bank Building                         Beneficial
St. Paul, MN  55101

Robert M. Winslow                                               1,000                              (5)
Department of Medicine                                       Record and
University of California-Veterans Affairs Medical Center     Beneficial
3350 LaJolla Village Drive (111-E)
San Diego, CA  92161

Executive officer and directors as a group                      3,200                              (5)
(4 persons)                                                  Record and
                                                             Beneficial


- --------

(1) Of these shares, 352,800 are held of record by Robert Struyk and First Bank National Association of Minneapolis as Trustees of the Trust under the will of T.H. Schonlau, and 1,600 are held of record by State Bank & Trust Company of New Ulm as Trustee of the Clara Schonlau Revocable Trust, of which trust Mrs. Schonlau is the life beneficiary.

(2) These shares are held by the record holder as trustee of the Plans. Pursuant to the terms of the Plans, the trustee votes the shares held by the Plans unless, pursuant action of the Plan Administrative Committee, voting rights have been passed through to Plan participants. The Plan Administrative Committee has passed through the right to vote shares held by the Plans.

(3)      The Bank holds these shares as trustee of a number of trusts.

(4) These shares are held of record by Firstar Trust Company of Minnesota. See Note 2.

(5)      Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         EMPLOYMENT AGREEMENT WITH CHARLES A. GEER. The Company and Charles A. Geer entered into an initial agreement as of July 15, 1994 (the "Initial Agreement") which was superseded by a letter agreement executed in November 1994 (the "Letter Agreement). The Letter Agreement, except for provisions relating to indemnification of Mr. Geer for certain claims, was terminated in accordance with its terms upon consummation of the Sale Transaction.

         Pursuant to the Letter Agreement, Mr. Geer was entitled to receive $135,000 upon termination of his employment, in lieu of severance pay, provided that if the termination was a constructive termination or was in connection with a change of control of the Company (as defined), he would be entitled to $270,000. Since Mr. Geer's employment was terminated as a part of the Sale Transaction, he received $270,000 as severance pay upon the closing of the Sale Transaction.

         The Initial Agreement and the Letter Agreement provided for the payment to Mr. Geer of an incentive bonus of 1% of the net value of any new capital financing for the Company or any Subsidiary, any substantial sale of assets by the Company or any Subsidiary, and certain other transactions arranged during the term of Mr. Geer's employment. Although up to $20 million of capital financing was arranged for one of the Subsidiaries as a part of the Sale Transaction, Mr. Geer's incentive bonus was calculated only on the basis of the value of the sale of the assets of the Company. Accordingly, Mr. Geer received $386,000 as an incentive bonus upon the consummation of the Sale Transaction.

         Under the Letter Agreement, Mr. Geer was granted a warrant to purchase five percent of the Common Stock of the Company outstanding on a fully-diluted basis at a price of $6.29 per share (the "Warrant") in order to offer him a participation in the value of the Company. The Warrant contained standard anti-dilution protections and was subject to repurchase by the Company at the option of either the Company or Mr. Geer under different circumstances which involved termination of Mr. Geer's employment before December 31, 1996 at a price of $300,000 (before a change of control of the Company, as defined) or $500,000 (after a change of control of the Company). The Warrant was repurchased by the Company for $500,000 upon consummation of the Sale Transaction.

         RELEASE IN FAVOR OF OFFICERS AND DIRECTORS AND CERTAIN SHAREHOLDERS. One of the conditions to the Company's obligation to consummate the Sale Transaction was the execution and delivery, to the extent permitted by regulatory authorities, of a release by each of the Subsidiaries in favor of the Company and each person who, prior to consummation of the Sale Transaction, was an officer or director of the Company or any of the Subsidiaries (a "Released Person"). The releases executed in connection with the Sale Transaction released and discharged any and all claims which could be made against the Company or a Released Person (other than, in the case of a Released Person, a claim based on fraud) by a Subsidiary arising out of, based on or in connection with, any act, omission, event, transaction or occurrence that happened or failed to happen, or any fact or circumstance in existence, prior to or contemporaneously with the execution of the release.

         INDEMNIFICATION OF OFFICERS AND DIRECTORS. In connection with the Sale Transaction, ARM Financial agreed to cause each of the Subsidiaries to continue to indemnify or to directly indemnify the persons who were officers and directors of each of the Subsidiaries prior to the consummation of the Sale Transaction for any action or inaction by such person prior to the consummation of the Sale Transaction. ARM Financial also agreed to cause the Subsidiaries to maintain the provisions in their articles of incorporation and bylaws which limit the liability of persons who were officers and directors of the Subsidiaries prior to the consummation of the Sale Transaction for actions or inactions by such persons prior to the consummation of the Sale Transaction.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements of the Company for year ended December 31, 1995 and for the two-year period ended December 31, 1994 included in Item 8.

                Independent Auditors' Report
                Statement of Net Assets in Liquidation as of December 31, 1995 Statement of Changes in Net Assets in Liquidation -
                Year Ended December 31, 1995
                Consolidated Balance Sheet as of December 31, 1994 Consolidated Statements of Income - Two years ended
                December 31, 1994
                Consolidated Statements of Stockholders' Equity
                (Deficit) - Two years ended December 31, 1994
                Consolidated Statements of Cash Flows - Two years ended December 31, 1994
                Notes to Financial Statements - Year ended December 31, 1995

         2.     Financial Schedules

                Schedule II - Condensed Financial Information of Registrant - Three Years Ended December 31, 1994*.

                Schedule III - Supplementary Insurance Information - Three Years Ended December 31, 1994*.

                Schedule IV - Reinsurance - Three Years Ended
                December 31, 1994*.

                Schedule IX - Short-Term Borrowings - Three Years Ended December 31, 1993**.

- ---------------------

* Filed with Form 10-K filed April 12, 1995 (File No. 811-407), and incorporated herein by reference.

** Filed with Form 10-K filed March 31, 1994 (File No. 811-407), and incorporated herein by reference.


         3.     List of required exhibits:

(2)      Plan of Complete Liquidation and Dissolution of registrant filed as
         Exhibit 2 hereto.

(3) Amended and Restated Articles of Incorporation filed as Exhibit 3B to Form 10-K filed April 1, 1991 (File No. 811-407).*

         Amendment to Amended and Restated Articles of Incorporation filed as
         Exhibit 3A to Form 10-K filed April 12, 1995 (File No. 811-407).*

         Amendment to Amended and Restated Articles of Incorporation filed as
         Exhibit 3 hereto.

         Restated By-laws, as amended, filed as Exhibit 3 to Form 10-K filed March 31, 1993 (File No. 811-407).*

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

         Assumption, Assignment Agreement and Bill of Sale between registrant and SBM Certificate Company dated December 31, 1990 filed as Exhibit 18(b) to Form N-8B-4 No. 811-6268 of SBM Certificate Company filed April 1, 1991.*

         SBM Company Thrift Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10B to Form 10-K dated December 31, 1993 (File No. 811-407).* First Amendment to Thrift Plan dated December 22, 1994 filed as Exhibit 10A to Form 10-K filed April 12, 1995 (File No. 811-407).*

         SBM Company Profit Sharing Stock Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10C to Form 10-K dated December 31, 1993 (File No. 811-407).* First Amendment to Stock Plan dated December 22, 1994 filed as Exhibit 10B to Form 10-K filed April 12, 1995 (File No. 811-407).*

         Engagement Agreement between registrant and Charles A. Geer dated November 22, 1994 and Warrant issued to Charles A. Geer filed as
         Exhibit 10C to Form 10-K filed April 12, 1995 (File No. 811-407).*

         Amended and Restated Stock and Asset Purchase Agreement between the registrant and ARM Financial Group, Inc., dated as of February 16, 1995, filed as an Exhibit to a Form 8-K of the registrant dated February 16, 1995.*


         EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         SBM Company Thrift Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10B to Form 10-K dated December 31, 1993 (File No. 811-407).* First Amendment to SBM Company Thrift Plan Trust Agreement filed as Exhibit 10A to Form 10-K filed April 12, 1995 (File No. 811-407).*

         SBM Company Profit Sharing Stock Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10C to Form 10-K dated December 31, 1993 (File No. 811-407).* First Amendment to SBM Company Profit Sharing Stock Plan Trust Agreement filed as Exhibit 10B to Form 10-K filed April 12, 1995 (File No. 811-407).*

         Engagement Agreement between registrant and Charles A. Geer dated November 22, 1994 and Warrant issued to Charles A. Geer filed as
         Exhibit 10C to Form 10-K filed April 12, 1995 (File No. 811-407).*

(11) Statement regarding computation of per share earnings. See Statements of Income - Two years ended December 31, 1994, in Item 8 hereof.

(27)     Financial Data Schedule, filed as Exhibit 27 hereto.

(b)      Reports on Form 8-K.

         None.

- ---------------------

*        Previously filed as indicated and incorporated herein by reference.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SBM COMPANY

                                        Registrant



Date:  April 11, 1996                   By  /s/ Charles A. Geer
                                            Charles A. Geer,
                                            Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 11, 1996                   By  /s/ Richard M. Evjen
                                            Richard M. Evjen           Director



Date:  April 11, 1996                   By  /s/ Kennon V. Rothchild
                                            Kennon V. Rothchild        Director



Date:  April 11, 1996                   By  /s/ Robert M. Winslow
                                            Robert M. Winslow          Director




                                  Exhibit Index



 Exhibit No.                    Document                                  Form of Filing
- -------------    --------------------------------------------        -----------------------
     2           Plan of Complete Liquidation and Dissolution        Electronic Transmission

     3           Amendment  to Amended and  Restated  Articles       Electronic Transmission
                   of Incorporation

    27           Financial Data Schedule                             Electronic Transmission
