Form 10-Q
period 1996-03-31
1150 LIQUIDATING CORP
filed 1996-05-15
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX CHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1996
                               ------------------------------------------------

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------     ---------------


For Quarter Ended March 31, 1996                 Commission File Number 811-407
                  --------------                                        -------

                          1150 LIQUIDATING CORPORATION
                             (formerly SBM Company)
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                       41-0557530
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

           4440 IDS Center
        Minneapolis, Minnesota                                  55402
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (612) 338-5254
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

2,179,714 Common Shares were outstanding as of March 31, 1996




                          1150 LIQUIDATING CORPORATION


                                    I N D E X


                                                                       Page

PART I.   FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Statements of Net Assets in Liquidation                 1

              Statement of Changes in Net Assets in Liquidation       2

              Condensed Statement of Income                           3

              Condensed Statement of Cash Flows                       4

              Notes to Condensed Financial Statements               5-8


   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9


PART II.  OTHER INFORMATION                                       10-11




                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                          March 31,   December 31,
             ASSETS                        1996          1995
                                        (Unaudited)    (Audited)
                                        ------------   ----------
Cash and cash equivalents                 $5,746,584   $6,048,325
Federal income tax refund                    118,831      118,831
Escrowed funds                               857,253      846,419
Other assets                                  29,601       13,188
                                          ----------   ----------
             Total assets                  6,752,269    7,026,763

             LIABILITIES

Accounts payable                              56,074       55,166
Reserve for estimated costs
  during the period of liquidation           602,513      577,527
Deferred compensation and retirement
  benefits for officers                         --         92,968
                                          ----------   ----------
             Total liabilities               658,587      725,661

Common stock held by employee
  benefit plans - 304,693 shares           1,589,231    1,608,906
                                          ----------   ----------

             Net assets                   $4,504,451   $4,692,196
                                          ==========   ==========

Common shares outstanding - 2,179,714
  less 304,693 shares
  held by employee benefit plans           1,875,021    1,875,021
                                          ==========   ==========

Net assets per common share outstanding   $     2.40   $     2.50
                                          ==========   ==========



See Notes to Financial Statements.


                          1150 LIQUIDATING CORPORATION

                      STATEMENT OF CHANGES IN NET ASSETS IN
                  LIQUIDATION For the Period from December 31,
                             1994 to March 31, 1996




NET ASSETS (DEFICIT) AT DECEMBER 31, 1994              $(31,976,759)

Income from liquidating activities                       42,662,596

Preferred stock liquidation amount in excess
    of carrying value                                    (1,279,805)

Common stock dividend distribution - $2.75 per share     (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans             837,906

Allocation of net loss and carrying value to common
    stock held by employee benefit plans                    442,472
                                                       ------------

NET ASSETS AT DECEMBER 31, 1995                           4,692,196

Income (loss) from liquidating activities
    (January 1, 1996 through March 31, 1996)               (207,420)

Allocation of net loss and carrying value to
    common stock held by employee benefit plans              19,675
                                                       ------------

NET ASSETS AT MARCH 31, 1996 (unaudited)               $  4,504,451
                                                       ============


See Notes to Financial Statements.



                          1150 LIQUIDATING CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        Three Months Ended March 31, 1995
                      (going concern historical cost basis)
                                   (Unaudited)



Revenues:
    Net investment income                                    $ 15,104,765
    Underwriting, sales service and distribution fees             732,943
    Life insurance premiums                                       100,840
    Advisory and other fees from affiliated mutual funds          370,501
    Realized investment (losses) gains, net                      (451,613)
    Other income                                                  617,492
                                                             ------------
             Total revenues                                    16,474,928

Benefits and expenses:
    Provisions for benefits:
        Annuities and life insurance                           10,880,260
        Face amount certificate reserves (interest)               735,938
    Death and other benefits                                      120,934
    Commissions, wages and benefits                             1,851,756
    Amortization of deferred policy acquisition costs           1,778,235
    Occupancy and equipment                                       315,345
    State guaranty association assessments                         75,550
    Other expenses                                                727,051
                                                             ------------
             Total benefits and expenses                       16,485,069
                                                             ------------
             Loss from operations before income taxes             (10,141)

Income taxes (benefit)                                             (9,000)
                                                             ------------
             Net loss                                        $     (1,141)

Mandatory redeemable voting convertible
    preferred stock dividends                                $    402,952
Discount accretion on preferred stock                              34,212
                                                             ------------
             Net loss applicable to common stock             $   (438,305)
                                                             ============

Earnings per common share:
    Primary                                                  $       (.20)
                                                             ============
    Fully diluted                                            $       (.20)
                                                             ============

Weighted average common shares outstanding (primary)            2,179,714
                                                             ============
Weighted average common shares outstanding (fully diluted)      2,179,714
                                                             ============



See Notes to Financial Statements.


                          1150 LIQUIDATING CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
                     FLOWS Three Months Ended March 31, 1995
                      (going concern historical cost basis)
                                   (Unaudited)



Net cash provided by operating activities                       $ 16,582,530

Cash flows from investing activities:
    Proceeds from maturities and repayment of debt securities      4,050,543
    Proceeds from sales of debt securities available-for-sale     29,887,528
    Sales (purchases) of short-term investments, net             (21,537,220)
    Loan principal repayments                                      5,625,316
    Loans funded                                                  (3,277,477)
    Proceeds from (additions to) land, building
       and equipment, net                                            (36,944)
                                                                ------------
             Net cash provided by investing activities            14,711,746

Cash flows from financing activities:
    Payments to face amount certificate holders                   (7,823,103)
    Reserve payments from face amount certificate holders          3,957,062
    Deposits received from annuitants, net                        15,468,103
    Payments to annuitants                                       (44,786,452)
                                                                ------------
             Net cash used in financing activities               (33,184,390)

             Net decrease in cash                                 (1,890,114)

Cash:
    Beginning of period                                            3,565,693
                                                                ------------
    End of period                                               $  1,675,579
                                                                ============



See Notes to Financial Statements.




                          1150 LIQUIDATING CORPORATION

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

Proceeds from the sale                            $  34,445,877

Assets sold:
   Investments                                      808,543,939
   Receivable from reinsurer                         85,202,588
   Deferred acquisition costs                        61,683,713
   Other assets                                      14,863,970
                                                  -------------
                                                    970,294,210

Liabilities assumed:
   Future policy benefits                           861,067,924
   Face amount certificate reserves                  56,439,745
   Accounts payable and other liabilities            12,508,983
                                                  -------------
                                                    930,016,652

Net assets sold                                      40,277,558
Less costs of the Transaction, including income
   taxes of $408,000                                    710,927
                                                  -------------

Net loss on sale of Company operations            $  (6,542,608)
                                                  =============

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

The accompanying financial statements for March 1996 have been prepared on a liquidation basis of accounting and include adjustments which would result from the Transaction and Plan of Dissolution. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. The statement of net assets in liquidation as of March 31, 1996 includes accruals for general and administrative expenses anticipated by the Company to be incurred with resolving such known matters in a reasonably timely fashion, as expected at that date. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to March 31, 1996.

The financial statements included in this Form 10-Q have been prepared by the Company without audit. The condensed consolidated statements of income and the condensed consolidated statements of cash flows as of March 31, 1995 have been prepared using the going concern historical cost basis of accounting. In the opinion of management, all adjustments necessary to present fairly the financial positions, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the SBM Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2.       Common Stock Held by Employee Benefit Plans:

The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of March 31, 1996 and outside of stockholders' equity on the Company's consolidated balance sheet as of December 31, 1995 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement, or stock repurchase agreement or put agreement ("Put Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

On the March 31, 1996 statement of net assets in liquidation, the liability to the Plans has been shown as the pro-rata estimated liquidation value of all of the Company's common shares, plus the $2.75 dividend escrowed in September, 1995, pursuant to the Plan of Dissolution described above in Note 1, plus interest earned on such escrowed amounts.

Escrowed funds represents distributions and related interest thereon allocated to the Employee Benefit Plans which is currently being retained in a court ordered trust account pending settlement of the amounts owed them.

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

The Company declined to repurchase such shares for various reasons including those stated above and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Put Agreement. If the views of the Company or those of a large shareholder (the Schonlau Trust) which is a party to such litigation prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Put Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 escrowed dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the March 31, 1996 statement of net assets in liquidation to be $2.40 per share). If the view of the Plans' trustee prevail, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios net of the dividend distribution already received in 1995 (estimated to be approximately $10-$11 per share).

While the Company believes its interpretation of the Put agreement is correct, the determination that the views of the Trustee are correct would have the effect at March 31, 1996 of increasing the value of the shares held by the Plans by approximately $2.6 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.35 per share.

On October 16, 1995, the court heard the motion for summary judgment of the Schonlau Trust on its state law claims as well as the Company's second motion for summary judgment. After the hearing, the parties asked the court to defer ruling on the motions pending settlement negotiations.

On November 13, 1995, the Company, the Trustee and the Schonlau Trust agreed upon a settlement of the litigation and executed a settlement agreement in principle. After several months interruption, counsel for the parties are working actively on a final and more formal settlement agreement, although no assurance can be given that final agreement will be reached, or when it will be reached. In addition, any final settlement agreement will be subject to approval by one or more courts after notice to all shareholders and Plan participants and an opportunity for such persons to be heard, as may be determined by the court or courts, and no assurances can be given that any such final agreement will be approved by such court or courts. In general, the preliminary settlement contemplates payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of common stock held by the Plans. This amount includes payment of a portion of the Trustee's costs incurred in connection with the litigation. In addition, the Company will pay up to $100,000 of the costs incurred by the Schonlau Trust in the litigation. These amounts payable as part of the settlement would reduce the amounts available for distribution in liquidation to non-Plan shareholders.


Note 3.       Other Matters:

The Company recently was notified that The Trust Under the Will of T.H. Schonlau ("Schonlau Trust"), its largest shareholder, has retained legal counsel for the purpose of investigating whether the Schonlau Trust has claims or rights against current or former officers, directors, employees, shareholders, representatives, agents, auditors, accountants, attorneys or anyone acting on its behalf (i) arising out of or relating to its ownership of SBM common shares and (ii) arising out of or relating to the management of SBM, or otherwise. The Trust has requested the Company to produce certain corporate records and documents in connection with its investigation.

At this time, it is impossible to anticipate whether the Schonlau Trust, or other shareholders, will commence suit with respect to the above, or other matters, and, if so, who would be named as defendants. Presumably, the Schonlau Trust would not commence any such action unless it believed that a substantial likelihood exited that the liquidation value of the Company, net to shareholders, would be materially enhanced by its efforts. Such a determination would have to factor in the following, and other considerations: (i) likely expenses to be incurred by the Company in supporting any such litigation; (ii) the expenses to be incurred by the Company in connection with its obligations to defend and indemnify present and past officers and directors in the event they were to become involved in any such litigation; (iii) expenses to be incurred by the Company in defending against probable third part claims, including claims for indemnity and contribution.

Any such shareholder action, even if successful in the long-term, would have the effect of delaying the liquidation and dissolution of the Company and of increasing its administrative and professional expenses in the short-term.

The Company has increased its reserve as of March 31, 1996 for estimated costs during the remaining period of liquidation activity by $294,000 ($.135 per share) to reflect greater than expected costs during the past three months, anticipated costs to finally resolve the pending litigation with the Plans over its obligations under the Put Agreement, and to anticipate some costs to be incurred in connection with supporting the investigation by the Schonlau Trust and the likely extension of the period to conclude the liquidation and dissolution of the Company. No provision has been made to support any actual litigation by the Schonlau Trust, claims for indemnity by present or former officers or directors, or related litigation which may result, because the Schonlau Trust has not decided at this time to bring any such action.




                          1150 LIQUIDATING CORPORATION

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


                                      1150 LIQUIDATING CORPORATION



Date                                By: /s/ Charles A. Geer
                                        Charles A. Geer

                                    Its:  President and Chief Financial Officer