Form 10-Q
period 1996-06-30
1150 LIQUIDATING CORP
filed 1996-08-14
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________


For Quarter Ended June 30, 1996                  Commission File Number 811-407


                          1150 LIQUIDATING CORPORATION
                             (formerly SBM Company)
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                  41-0557530
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


           4440 IDS Center
         Minneapolis, Minnesota                              55402
(Address of principal executive offices                    (Zip Code)

Registrant's telephone number, including area code  (612) 338-5254


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No ____

2,179,714 Common Shares were outstanding as of June 30, 1996



                          1150 LIQUIDATING CORPORATION


                                    I N D E X


                                                                          Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Statements of Net Assets in Liquidation                  1

                  Statement of Changes in Net Assets in Liquidation        2

                  Notes to Condensed Financial Statements                  3-7


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Changes in Net Assets in Liquidation         8


PART II.     OTHER INFORMATION                                             9-10



                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                                                  June 30,    December 31,
             ASSETS                                                 1996          1995
                                                                -----------   ------------
                                                                (Unaudited)     (Audited)
Cash and cash equivalents                                       $5,965,622    $6,048,325
Federal income tax refund                                           15,541       118,831
Escrowed funds                                                     867,845       846,419
Other assets                                                        34,868        13,188
                                                                ----------    ----------
             Total assets                                        6,883,876     7,026,763

             LIABILITIES

Accounts payable                                                    56,829        55,166
Reserve for estimated costs during the period of liquidation       462,997       577,527
Deferred compensation and retirement benefits for officers            --          92,968
                                                                ----------    ----------
             Total liabilities                                     519,826       725,661

Common stock held by employee benefit plans - 304,693 shares     1,636,136     1,608,906
                                                                ----------    ----------

             Net assets                                         $4,727,914    $4,692,196
                                                                ==========    ==========

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans                                1,875,021     1,875,021
                                                                ==========    ==========

Net assets per common share outstanding                         $     2.52    $     2.50
                                                                ==========    ==========

See Notes to Financial Statements.

                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             For the Period from December 31, 1994 to June 30, 1996

NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                     $(31,976,759)

Income from liquidating activities                                              42,662,596

Preferred stock liquidation amount in excess
    of carrying value                                                           (1,279,805)

Common stock dividend distribution - $2.75 per share                            (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans                                    837,906

Allocation of net loss and carrying value to common
    stock held by employee benefit plans                                           442,472
                                                                              ------------

NET ASSETS AT DECEMBER 31, 1995                                                  4,692,196

Income from liquidating activities (January 1, 1996 through June 30, 1996)          62,948

Allocation of net income and carrying value to
    common stock held by employee benefit plans                                    (27,230)
                                                                              ------------

NET ASSETS AT JUNE 30, 1996 (unaudited)                                       $  4,727,914
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

              Proceeds from the sale                             $  34,445,877

              Assets sold:
                 Investments                                       808,543,939
                 Receivable from reinsurer                          85,202,588
                 Deferred acquisition costs                         61,683,713
                 Other assets                                       14,863,970
                                                                 -------------
                                                                   970,294,210

              Liabilities assumed:
                 Future policy benefits                            861,067,924
                 Face amount certificate reserves                   56,439,745
                 Accounts payable and other liabilities             12,508,983
                                                                 -------------
                                                                   930,016,652
                                                                 -------------

              Net assets sold                                       40,277,558
                                                                 -------------
              Less costs of the Transaction, including income
                 taxes of $408,000                                     710,927
                                                                 -------------

              Net loss on sale of Company operations             $  (6,542,608)
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

         As a result, the Company has adopted the liquidation basis of accounting effective January 1, 1995. Assets have been valued at estimated net realizable value and liabilities provide for all expenses to be incurred during the period of liquidation. The reserve for estimated costs during the period of liquidation includes what management anticipates are reasonable estimates of costs required to liquidate the Company's remaining assets and to defend known legal claims, as well as the estimated costs of directors and officers and legal, audit and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, particularly the litigation involving the Employee Benefit Plans and any now unknown liabilities or additional litigation (including any litigation resulting from the Schonlau investigation described in Note 3) and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at June 30, 1996 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at June 30, 1996. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to June 30, 1996.

         The financial statements included in this Form 10-Q have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the statement of net assets in liquidation and changes therein for all periods presented have been made.

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

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. For example, estimates and assumptions are used in determining the Reserve for Estimated Costs During the Period of Liquidation and Common Stock Held by Employee Benefit Plans. While these estimates are based on the best judgment of management, actual results and revised estimates could differ from current estimates and are reflected in the period of change.


Note 2.  Common Stock Held by Employee Benefit Plans:

         The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of June 30, 1996 and outside of stockholders' equity on the Company's consolidated balance sheet as of December 31, 1995 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement, or stock repurchase agreement or put agreement ("Put Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

         On the June 30, 1996 statement of net assets in liquidation, the liability to the Plans has been shown as the pro-rata estimated liquidation value of all of the Company's common shares, plus the $2.75 dividend escrowed in September, 1995, pursuant to the Plan of Dissolution described above in Note 1, plus interest earned on such escrowed amounts.

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

         The Company declined to repurchase such shares for various reasons including those stated above and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Put Agreement ("Plan Litigation"). If the views of the Company or those of a large shareholder (the Schonlau Trust) which is a party to such litigation prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Put Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 escrowed dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the June 30, 1996 statement of net assets in liquidation to be $2.52 per share). If the view of the Plans' trustee prevail, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios net of the dividend distribution already received in 1995 (estimated to be approximately $10-$12 per share).

         While the Company believes its interpretation of the Put agreement is correct, the determination that the views of the Trustee are correct would have the effect at June 30, 1996 of increasing the value of the shares held by the Plans by approximately $1.95 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.03 per share.

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

         In early June, the U.S. Department of Labor ("DOL") advised the Company by letter of its position that Charles A. Geer, members of the Administrative Committee of the SBM Profit Sharing Stock Plan and Company Officers and Directors "may have violated several provisions of ERISA," apparently principally in connection with positions taken with respect to the Plan Litigation and alleges that such persons "are in violation of ERISA and will remain so until the . . . [Plan Litigation] is resolved." The DOL letter "invites the . . . [Company] to discuss with [the DOL] the final terms of the settlement" and has advised that "if the Company take[s] proper corrective action it will not bring a law suit with regard to . . . [such issues]." The Company has strongly opposed the position taken by the DOL. The Company has communicated with the DOL and now understands that the Department will not take enforcement action so long as the Plan Litigation is resolved consistent with the November 13, 1995 settlement agreement in principle.


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

         At this time, it is impossible to anticipate whether the Schonlau Trust, or other shareholders, will commence suit with respect to the above, or other matters, and, if so, who would be named as defendants. Presumably, the Schonlau Trust would not commence any such action unless it believed that a substantial likelihood existed that the liquidation value of the Company, net to shareholders, would be materially enhanced by its efforts. Such a determination would have to factor in the following, and other considerations: (i) likely expenses to be incurred by the Company in supporting any such litigation; (ii) the expenses to be incurred by the Company in connection with its obligations to defend and indemnify present and past officers and directors in the event they were to become involved in any such litigation; (iii) expenses to be incurred by the Company in defending against probable third part claims, including claims for indemnity and contribution.

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

         None



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    1150 LIQUIDATING CORPORATION



Date ________________________       By: /s/ Charles A. Geer
                                        ---------------------------------------
                                        Charles A. Geer

                                    Its:  President and Chief Financial Officer