Form 10-Q
period 1996-09-30
1150 LIQUIDATING CORP
filed 1996-11-12
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX CHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX CHANGE ACT OF 1934

           For the transition period from _____________ to___________



For Quarter Ended September 30, 1996             Commission File Number 811-407
                  ------------------                                    -------


                          1150 LIQUIDATING CORPORATION
                             (formerly SBM Company)
             (Exact name of registrant as specified in its charter)


                MINNESOTA                               41-0557530
     -------------------------------       ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)


                  4440 IDS Center
              Minneapolis, Minnesota                       55402
     ----------------------------------------            ----------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (612) 338-5254
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ____

2,179,714 Common Shares were outstanding as of September 30, 1996
---------



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




                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                              September 30,    December 31,
             ASSETS                                                               1996              1995
                                                                              -------------    ------------
                                                                               (Unaudited)       (Audited)
Cash and cash equivalents                                                      $5,845,430      $6,048,325
Federal income tax refund                                                          15,541         118,831
Escrowed funds                                                                    878,595         846,419
Other assets                                                                       42,055          13,188
                                                                               ----------      ----------
             Total assets                                                       6,781,621       7,026,763

             LIABILITIES

Accounts payable                                                                   55,374          55,166
Reserve for estimated costs during the period of liquidation                      377,500         577,527
Deferred compensation and retirement benefits for officers                           --            92,968
                                                                               ----------      ----------
             Total liabilities                                                    432,874         725,661

Common stock held by employee benefit plans - 304,693 shares (see Note 2)       1,643,244       1,608,906
                                                                               ----------      ----------

             Net assets                                                        $4,705,503      $4,692,196
                                                                               ==========      ==========

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans                                               1,875,021       1,875,021
                                                                               ==========      ==========

Net assets per common share outstanding                                        $     2.51      $     2.50
                                                                               ==========      ==========

See Notes to Financial Statements.



                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
          For the Period from December 31, 1994 to September 30, 1996

NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                        $(31,976,759)

Income from liquidating activities                                                 42,662,596

Preferred stock liquidation amount in excess
    of carrying value                                                              (1,279,805)

Common stock dividend distribution - $2.75 per share                               (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans                                       837,906

Allocation of net loss and carrying value to common
    stock held by employee benefit plans                                              442,472
                                                                                 ------------

NET ASSETS AT DECEMBER 31, 1995                                                     4,692,196

Income from liquidating activities (January 1, 1996 through September 30, 1996)        47,645

Allocation of net income and carrying value to
    common stock held by employee benefit plans                                       (34,338)
                                                                                 ------------

NET ASSETS AT SEPTEMBER 30, 1996 (unaudited)                                     $  4,705,503
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

         As a result, the Company has adopted the liquidation basis of accounting effective January 1, 1995. Assets have been valued at estimated net realizable value and liabilities provide for all expenses to be incurred during the period of liquidation. The reserve for estimated costs during the period of liquidation includes what management anticipates are reasonable estimates of costs required to liquidate the Company's remaining assets and to defend known legal claims, as well as the estimated costs of directors and officers and legal, audit and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, particularly the litigation involving the Employee Benefit Plans and any now unknown liabilities or additional litigation (including any litigation resulting from the Schonlau investigation described in Note 3) and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at September 30, 1996 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at September 30, 1996. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to September 30, 1996.

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


Note 2.  Common Stock Held by Employee Benefit Plans:

         The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of September 30, 1996 and outside of stockholders' equity on the Company's consolidated balance sheet as of December 31, 1995 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

         On the September 30, 1996 statement of net assets in liquidation, the liability to the Plans has been shown as the pro-rata estimated liquidation value of all of the Company's common shares, plus the $2.75 dividend escrowed in September, 1995, pursuant to the Plan of Dissolution described above in Note 1, plus interest earned on such escrowed amounts.

         Escrowed funds represent distributions and related interest thereon allocated to the Plans which is currently being retained in a court ordered trust account pending settlement of the amounts owed them.

         In January 1995, the trustee of the Plans notified the Company that it was tendering all shares held by the Plans to the Company for purchase by the Company under the Stock Agreement. Under the Stock Agreement, in certain circumstances, the Company has agreed to purchase common shares tendered to it by the Plans at a price equal to the higher of adjusted book value (as defined in the Stock Agreement) or fair market value. The Plans' trustee asserted in its tender that the correct basis under the Stock Agreement to determine the price of the shares for purposes of the Company's repurchase obligation is to determine their adjusted book value at December 31, 1994 based on the books of the Company but using the amortized cost of the Company's investment portfolios, rather than their fair market value. The Company maintains that such price under the Stock Agreement must be based on the books of the Company which, after the effectiveness of the SFAS 115 on January 1, 1994, must use the market value, rather than the amortized cost, of the substantial portion of the Company's investment portfolios which must be classified as "available-for-sale" under applicable accounting principles. In the alternative, the Company maintains that the tender was invalid in the circumstances under which it was made and, even if valid, that the correct price under such circumstances is the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution, rather than any value based upon the books of the Company as prepared on the going concern historical cost basis.

         The Company declined to repurchase such shares at the price demanded by the Trustee for various reasons, including those stated above, and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Stock Agreement ("Plan Litigation"). If the views of the Company or those of the largest non-plan shareholder (the Schonlau Trust) which is a party to such litigation prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Stock Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 escrowed dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the September 30, 1996 statement of net assets in liquidation to be $2.51 per share). If the view of the Plans' trustee prevails, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios net of the dividend distribution already received in 1995 (estimated to be approximately $10-$12 per share).

         While the Company believes its interpretation of the Stock agreement is correct, the determination that the views of the Trustee are correct would have the effect at September 30, 1996 of increasing the value of the shares held by the Plans by approximately $1.9 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.01 per share.

         On October 16, 1995, the court heard the motion for summary judgment of the Schonlau Trust on its state law claims as well as the Company's second motion for summary judgment. After the hearing, the parties asked the court to defer ruling on the motions pending settlement negotiations.

         On November 13, 1995, the Company, the Trustee and the Schonlau Trust agreed upon a preliminary settlement of the litigation and executed a settlement agreement in principle. After several months of further negotiation, counsel for the parties agreed on the final settlement documentation the week of September 9 and the principals of each party thereafter agreed to the documentation, as well. The documentation has been forwarded to the Department of Labor ("DOL") for review in accordance with the procedure described in the following paragraph. Upon resolution of the allegations which have been made by the DOL and the Internal Revenue Service ("IRS"), the process of seeking approval of the settlement in Minnesota District Court will be commenced. The final settlement agreement is subject to approval by the Court after notice to all shareholders and Plan participants and an opportunity for such persons to be heard, as may be determined by the Court, and no assurances can be given that any such final agreement will be approved by the Court. In general, the settlement contemplates payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of common stock held by the Plans. This amount includes payment of a portion of the Trustee's costs incurred in connection with the litigation. In addition, the Company will pay $100,000 toward the costs incurred by the Schonlau Trust in the litigation. These amounts payable as part of the settlement would reduce the amounts available for distribution in liquidation to non-Plan shareholders.

         In early June 1996, the U.S. Department of Labor ("DOL") advised the Company by letter of its position that Charles A. Geer, members of the Administrative Committee of the SBM Profit Sharing Stock Plan and certain of the Company's officers and directors "may have violated several provisions of ERISA," apparently principally in connection with positions taken with respect to the Plan Litigation and alleges that such persons "are in violation of ERISA and will remain so until the . . . [Plan Litigation] is resolved." The DOL letter "invites the . . . [Company] to discuss with [the DOL] the final terms of the settlement" and has advised that "if the Company take[s] proper corrective action it will not bring a law suit with regard to . . . [such issues]." The Company has strongly opposed the position taken by the DOL. The Company has communicated with the DOL and now understands that the Department does not intend to take enforcement action so long as the Plan Litigation is resolved consistent with the November 13, 1995 settlement agreement in principle. Accordingly, a procedure has been worked out to obtain written acknowledgement from the DOL that "it will not take enforcement action" if the proposed settlement of the valuation litigation is completed.

         On October 10, 1996, the Company was advised by the IRS that the DOL had referred the SBM Company Profit Sharing Stock Plan for "prohibited transctions under Internal Revenue Code Section 4975" and requested certain information. The Company has been in contact with the IRS and the DOL regarding this referral and has supplied all information which was requested. The Company is awaiting further advice from the DOL and the IRS regarding the referral.


Note 3.   Other Matters:

         The Company was notified several months ago that The Trust Under the Will of T.H. Schonlau ("Schonlau Trust"), its largest shareholder, has retained legal counsel for the purpose of investigating whether the Schonlau Trust has claims or rights against current or former officers, directors, employees, shareholders, representatives, agents, auditors, accountants, attorneys or anyone acting on its behalf (i) arising out of or relating to its ownership of SBM common shares and (ii) arising out of or relating to the management of SBM, or otherwise. The Trust has requested the Company to produce certain corporate records and documents in connection with its investigation.

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


                                     1150 LIQUIDATING CORPORATION



Date                                 By: /s/ Charles A. Geer
     ------------------------            --------------------------------------
                                         Charles A. Geer

                                     Its: President and Chief Financial Officer