Form 10-K405
period 1996-12-31
1150 LIQUIDATING CORP
filed 1997-04-15
CIK 93706

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K405

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996          Commission File No. 811-407

================================================================================

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

================================================================================

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

Number of shares of common stock outstanding at March 1, 1997          2,179,714

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

DISTRIBUTIONS

             Immediately after the closing of the Sale Transaction, the Company made liquidating distributions to the holders of the Series A Mandatory Redeemable Voting Convertible Preferred Stock of the Company (the "Preferred Stock") in the aggregate amount of $20.5 million, representing an aggregate liquidation preference of $19.0 million and accrued and unpaid dividends of $1.5 million. No further liquidation payments are required with respect to the Preferred Stock. To date the Company has made liquidating distributions equal to an aggregate of $5,994,214 million or $2.75 per share with respect to the Common Stock of the Company (the "Common Stock"). Such distributions made with respect to the Common Stock held by the Plans (as defined below) have been deposited into an interest-bearing escrow account pursuant to a court order. The remaining proceeds of the Sale Transaction of approximately $5.9 million are being invested in a short-term government money market fund pending the resolution of certain known liabilities of the Company and the resolution of certain pending litigation. The Company is currently involved in litigation with the trustee of the Company's Thrift Plan and Profit Sharing Stock Plan (collectively, the "Plans"). In addition, the Company is currently undergoing audits by the Internal Revenue Service. See "Litigation" below. The Company will not distribute all of the remaining cash proceeds of the Sale Transaction until all known liabilities as of the date hereof, including the ongoing litigation, and any liabilities which arise after the date hereof, are resolved.

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

         In January 1995, the Trustee notified the Company of an attempted exercise of a put back to the Company of all shares of Common Stock in the Plans. The Company and the Trust under the Will of T.H. Schonlau, a shareholder of the Company (the "Schonlau Trust"), objected to the attempted put. The Trustee has argued that the adjusted book value of the shares in the Plans should be computed based upon a pre-SFAS 115 amortized cost method of valuing portfolio securities, resulting in a value at December 31, 1994 of approximately $14.50 per share. As a result of the adoption of SFAS 115 and the depreciation in the market value of the Company's debt securities in 1994, the "book value" of the Common Stock decreased significantly. A valuation performed during 1995 as of December 31, 1994 for purposes of a fair market valuation of the Common Stock in the Plans showed a value of $5.38 per share. The adjusted book value of the Common Stock, computed in accordance with SFAS 115, was a negative value at December 31, 1994. See Note 2 of the Company's Financial Statements in Item 8 hereto.

         On March 1, 1995, the Company filed a state court declaratory judgment action in this matter seeking an interpretation of the Stock Agreement (the "Plan litigation"). The action names as defendants the Trustee and the Schonlau Trust, which holder alleges that it fairly and adequately represents the interests of the Company's other non-Plan holders of Common Stock. The Company in its complaint asserted that (i) the put right that the Trustee has with regard to the Common Stock in the Plans is a liquidity put, and cannot be used to put the entire block of Common Stock back to the Company; (ii) the book value of the Common Stock must be computed in accordance with SFAS 115; (iii) the Stock Agreement terminates upon dissolution of the Company, and the Company is in the process of dissolving; and (iv) the Trustee waived and/or is estopped from asserting its alleged interpretation of the Stock Agreement. The Company also requested a declaratory judgment determining the merits of the state law claims asserted by the Schonlau Trust set forth in its counterclaim and crossclaim. The Schonlau Trust seeks a declaratory judgment that (i) the stock redemption contemplated by the Trustee's attempted put would constitute an illegal distribution in violation of Section 302A.551 of the Minnesota Statutes, and (ii) the holders of all of the Common Stock of the Company other than the Plans are entitled to demand dissenters' rights pursuant to Section 302A.471 and are further entitled to prior payment of the fair value of their shares of Common Stock owned as of September 1, 1993 (the date the redemption right and preference was allegedly established pursuant to the Stock Agreement). In a counterclaim, the Trustee also sought to hold the Company liable as a "fiduciary" of the Plans under the Employee Retirement Income Security Act ("ERISA").

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

         On November 13, 1995, the Company, the Trustee and the Schonlau Trust agreed upon a settlement of the litigation and executed a settlement agreement in principle. A draft of a final and more formal settlement agreement (the "Settlement Agreement") was subsequently prepared and circulated. In general, the Settlement Agreement contemplates payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of Common Stock held by the Plans. This amount includes $150,000 in partial payment of attorneys' fees incurred by the Trustee. The Settlement Agreement also provides for the payment by the Company of up to $100,000 of the litigation costs incurred by the Schonlau Trust. The amounts payable as part of the settlement would be in addition to the pro rata amounts payable to Plan shareholders (determined without regard to the settlement amounts) and would be payable out of the amount otherwise available for pro rata distribution in liquidation to non-Plan shareholders. Therefore, assuming that the estimate of future liquidation expenses is accurate and no liabilities in addition to those liabilities known as of the date hereof are incurred by the Company (such as liabilities incurred in connection with the investigations by the DOL and IRS referred to below) Plan shareholders would receive an additional $6.24 per share in liquidating distributions, including the $150,000 payment made to the Plan for litigation expenses (for a total of $8.99 per share in liquidating distributions) and non-Plan shareholders would receive an additional $1.80 per share in liquidating distributions (for a total of $4.55 per share in liquidating distributions). The Settlement Agreement also contains a provision barring Plan and non-Plan shareholders from asserting any claims against the Company, the Trustee and the Schonlau Trust (and affiliated persons) and the Plans, the administrative committees for the Plans and members of such committees which arise out of, relate to, or exist by reason of, the subject matter of the Plan litigation or the settlement of the Plan litigation. Among the claims not released by the Plan and non-Plan shareholders and specifically preserved in the Settlement Agreement are claims (i) relating to transactions between ARM Financial and the holders of Preferred Stock in which Preferred Stock was sold to ARM Financial, (ii) relating to the purchase or sale by the Company or its affiliates of mortgage backed securities and stripped mortgage backed securities, (iii) against the Company's auditors or accountants which may arise from the purchase or sale by the Company or its affiliates of mortgage backed securities, and (iv) relating to the sale in 1994 by Roman Schmid of certain shares of Common Stock to the holders of the Preferred Stock. The specific preservation of such claims in the Settlement Agreement was made at the request of the Schonlau Trust. To the extent that any claims are brought against parties other than the Company, the Company could be required to provide defense and/or indemnity or contribution to one or more such parties.

         By April 1996, both the Trustee and the Schonlau Trust had indicated that they had no significant issues with respect to the economic terms of the Settlement Agreement. The Schonlau Trust did, however, indicate that it was unwilling to proceed to settlement unless a class consisting of all non-Plan shareholders was certified and unless it was named as representative of the class. The Company and the Trustee have agreed to these terms as part of the Settlement Agreement.

         On June 10, 1996, the Company received a letter from the Department of Labor (the "DOL") which alleged certain violations of ERISA (the "DOL Letter"). The DOL Letter alleged that the Company and its officers and directors and the Administrative Committee, as Plan Administrator, were fiduciaries of the Plan and that therefore the Company and such individuals, in taking positions adverse to the Trustee in the Plan litigation, breached their fiduciary duties under Sections 404(a)(1)(A), (B) and (D) of ERISA and engaged in prohibited transactions that violated Sections 406 (a)(1)(A), 406(b)(1) and 406(b)(2) of ERISA.

         The Company responded to the DOL's allegations on a number of levels. The Company asserted that, in the context of redeeming stock held by the Plans and in the Plan litigation, the Company was not acting as a fiduciary of the Plans and therefore was not subject to the fiduciary duty or prohibited transactions provisions of ERISA. Since the Company acts only in a corporate or "settlor" capacity when it redeems its stock, the subject matter of the Plan litigation, the positions taken by the Company and its officers and directors in the Plan litigation did not violate any provisions of ERISA. The Company also argued that, assuming the existence of a fiduciary duty, it did not breach such duty or engage in prohibited transactions for a number of reasons. First, it did not violate Sections 406 (a)(1)(A) and 406(b)(1) of ERISA because the Company did not use assets of the Plans for its own benefit or for its own account. Second, it did not violate Section 406(b)(2) of ERISA because the Company took appropriate steps to relieve itself of any conflict of interest when it named the Trustee as a defendant in the Plan litigation. The Trustee has acted as an independent fiduciary in the Plan litigation representing the interests of the Plan and the Plan shareholders. Third, the Company has attempted to represent the interests of all shareholders of the Company in the Plan litigation, including the Plan shareholders, in that the Company has at times taken positions in the Plan litigation favorable to Plan shareholders. On February 27, 1997, the Company received a letter from the DOL which stated that, upon further consideration of the facts of the case and the arguments raised by the Company, the DOL no longer believed that the Company violated Sections 406(a)(1)(A) and 406(b)(1) of ERISA. In addition, the DOL indicated that it would take no further action with respect to its allegations of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and of prohibited transactions in violation of Section 406(b)(2) of ERISA if the Plan litigation is resolved in accordance with the Settlement Agreement. Therefore, there can be no assurance that the DOL will not pursue its allegations of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and prohibited transactions based upon Section 406(b)(2) of ERISA if the Plan litigation is not resolved in accordance with the Settlement Agreement.

         On or about the date of the DOL Letter, the DOL referred the above-referenced matter to the Internal Revenue Service ("IRS"). On October 10, 1996, the Company received a letter from the IRS (the "IRS Letter") alleging that the Company had engaged in prohibited transactions and that as a result the Company could be liable for the payment of certain excise taxes. Subsequent to receipt of the IRS Letter, the IRS orally indicated to the Company that the IRS would likely close its audit and not assess any excise taxes if the DOL withdrew the allegations of prohibited transactions based upon Sections 406(a)(1)(A) and 406(b)(1) of ERISA, which are the only prohibited transactions allegations made by the DOL which could give rise to the assessment of excise taxes under the Code. Upon receipt of the DOL's February 27, 1997 letter, the Company informed the IRS of DOL's withdrawal of the prohibited transactions allegations based upon Sections 406(a)(1)(A) and 406(b)(1) of ERISA. Based upon the DOL's decision to withdraw such allegations, in a letter dated March 25, 1997 the IRS informed the Company that the IRS has accepted as filed the return for the SBM Company Profit Sharing Stock Plan.

         In October 1996, the Company circulated a letter agreement which set forth the agreement of the parties to the Plan litigation to execute the Settlement Agreement at such time as the allegations of the DOL and IRS are resolved in a manner satisfactory to all parties to the Plan litigation. The Schonlau Trust has executed such letter agreement. The Trustee has indicated that it will sign the Settlement Agreement when it has been signed by the Company and the Schonlau Trust. If and when the Settlement Agreement is executed by all parties, it will be submitted to the court for approval after notice is given to all shareholders and Plan participants and such persons have been given an opportunity to be heard by the court. Any notice sent to shareholders and Plan participants must be approved by the court and will indicate that the settlement class will consist of all non-Plan shareholders. Even if the DOL and IRS allegations are resolved in a manner satisfactory to the Company and the Settlement Agreement is executed by all the parties, there can be no assurance that the Settlement Agreement will be approved by the court. In addition to re-opening the DOL's allegations of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and prohibited transactions based upon
Section 406(b)(2) of ERISA, failure of the court to approve the Settlement Agreement would result in continued litigation or would require the parties to attempt to reach an alternative settlement arrangement, either of which would lead to further delays in making liquidating distributions.

         The Company is also undergoing audits by the Internal Revenue Service of the years 1986-1990 and 1991-1993. An adjustment agreement, which is not material to the Company's financial condition, has been executed by the Company and the Internal Revenue Service with respect to the years 1986-1990 and will be effective if and when approved by the Joint Committee of Congress. A report is expected in the next few months with respect to the audit of the years 1991-1993, and preliminary information is to the effect that any adjustments will not be material to the Company's financial condition.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.


PART II.

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             GENERAL. As of March 1, 1997, there were approximately 225 holders of the Common Stock. The Common Stock is not listed on any securities exchange, nor is it traded or quoted through the facilities of any national market system or automated quotations system or traded in the over-the-counter market. Any trading in the Common Stock has been either (i) in privately negotiated transactions among shareholders or between shareholders and third parties or
(ii) in transactions between shareholders and the Company (primarily between the Company and the Plans pursuant to the terms of the Plans). The Company believes that there has not been sufficient trading in the Common Stock to establish any readily ascertainable market value for the Common Stock. Nor, generally, does the Company have knowledge of the price or other terms upon which Common Stock is traded among shareholders.

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

ITEM 6.      SELECTED FINANCIAL DATA

             The following financial data of the Company is presented for the two-year period ended December 31, 1996 on a liquidation basis.


STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 1995 AND 1996

                                                                    1995          1996
                                                                 ----------    ----------
ASSETS
Cash and short term investments                                  $6,048,325    $5,861,428
Federal income tax refund                                           118,831        15,541
Escrowed funds                                                      846,419       888,634
Other assets                                                         13,188        60,893
                                                                 ----------    ----------
                                                                  7,026,763     6,826,496

LIABILITIES

Accounts payable                                                     55,166       125,308
Reserve for estimated costs during the period of liquidation        577,527       438,611
Reserve for legal expenses payable under Settlement Agreement                     250,000
Deferred compensation for former directors                           92,968
                                                                 ----------    ----------
       Total Liabilities                                            725,661       813,919

Common stock held by Employee Benefit Plans -
    304,693 shares(1)                                             1,608,906     2,639,835
                                                                 ----------    ----------

Net asset available to common shareholders                       $4,692,196    $3,372,742
                                                                 ==========    ==========

Common shares outstanding - 2,179,714 less 304,693
    shares held by Employee Benefit Plans                         1,875,021     1,875,021
                                                                 ==========    ==========

Net Asset per common share outstanding                           $     2.50    $     1.80
                                                                 ==========    ==========

-------------------

(1) Should the Settlement Agreement not be executed and approved, the $1.0 million Special Allocation of Carrying Value to Common Stock Held by Employee Benefit Plans, as well as the $250,000 accrued payment for legal expenses payable under the Settlement Agreement would be reversed, and the Company would likely incur additional legal costs in defending its positions. These potential costs, which include litigation costs and potential settlement costs, could have a material adverse effect on the Company and could substantially reduce the amount of liquidating distributions available to shareholders and Plan participants.



STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
YEARS ENDED DECEMBER 31, 1996 AND 1995

NET ASSETS (DEFICIT) AT BEGINNING OF YEAR                          $ (31,976,759)   $ 4,692,196

Income (loss) from liquidating activities                             42,662,596       (330,740)
Special allocation of carrying value to common stock held by
    Employee Benefit Plans under Settlement Agreement                                (1,000,000)
Preferred stock liquidation amount in excess of
    carrying value                                                    (1,279,805)
Common stock dividend distribution - $2.75 Per share                  (5,994,214)
Allocation of common stock dividend distribution to
    common stock held by Employee Benefit Plans                          837,906
Allocation of net loss and carrying value to common
    stock held by Employee Benefit Plans                                 442,472         11,286
                                                                   -------------    -----------

NET ASSETS AT END OF YEAR                                          $   4,692,196    $ 3,372,742



             The following selected financial data of the Company is presented for the three years ended December 31, 1994 on a going concern basis.

                                                For the Year Ended December 31,
                                           ----------------------------------------
                                                1994           1993          1992
                                           (in thousands, except for per share data)
Total Revenues                           $   59,932   $   72,047    $   69,027
Income (Loss) From Continuing
    Operations(1)                            (3,604)       3,748         3,039
Net Income (Loss)                            (3,604)       3,748         2,778
Per Common Share:
    Primary:
       Continuing Operations                  (2.40)        1.35          1.32
       Net Income (Loss)                      (2.40)        1.35          1.21
    Fully diluted:
       Continuing Operations                  (2.40)        1.32          1.32
       Net Income (Loss)                      (2.40)        1.32          1.21
Dividends declared per share:
       Common Stock                             .10          .40           .10
       Mandatory Redeemable Voting
         Convertible Preferred Stock          40.00        80.00


                                                     As of December 31,
                                           ----------------------------------------
                                              1994         1993          1992
                                                       (in thousands)

Total Assets(1)                             969,364     1,024,910      933,367
Face Amount Certificate Reserves             60,355        67,029       66,550
Future Policy Benefits                      910,104       891,923      810,963
Mandatory Redeemable Voting
    Convertible Preferred Stock              18,486        17,590        3,850
Common Stock Held by Employee
    Benefit Plans                             1,917         4,809        4,856
Stockholders' Equity (Deficit)(2)           (31,977)       31,959       29,919
Total Assets of Affiliated Mutual Fund
Companies                                   203,691       209,461      200,088


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

TWO YEARS ENDED DECEMBER 31, 1996

         The terms of the Sale Transaction were largely established in January 1995 and were finalized as of February 16, 1995. Such terms were not subject to variation due to changes in the market value of the Company's available-for-sale securities or the Company's results of operations through the closing of the Sale Transaction.

         As a result of the sale of its operations effective May 31, 1995, the Company believes that performance and results of operations for fiscal 1995 are not comparable with results of fiscal 1994 and prior fiscal years. Revenue for the periods June 1, 1995 to December 31, 1995 and January 1, 1996 to December 31, 1996 consisted almost entirely of earnings on invested assets. Expenses for the same period consisted primarily of general and administrative expenses incurred in connection with winding up the affairs of the Company, expenses incurred in connection with litigation with the Trustee of the Plans and resolving the allegations of the DOL, and expenses associated with reconciling payments made at the June 15, 1995 closing of the Sale Transaction to final accounting and tax obligations at May 31, 1995. See "Litigation" and Note 2 to the Company's Financial Statements in Item 8 hereof.

         Net assets ultimately available for distribution to shareholders of the Company will vary substantially depending upon the remaining time involved in winding up the affairs of the Company, including the litigation with the Trustee of the Plans, payment of additional known liabilities as of the date hereof and liabilities which arise hereafter, and the expenses and liabilities incurred in connection therewith. The Statement of Net Assets in Liquidation as of December 31, 1996 includes accruals for general and administrative expenses anticipated by the Company to be incurred with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Such Statement also reflects the premium contemplated in the Settlement Agreement above a pro-rata distribution to all shareholders which the Company will be obligated to pay the Plans for distribution to Plan participants upon resolution of the litigation with the Trustee of the Plans in accordance with the Settlement Agreement. See "Litigation" and Note 2 to the Company's Financial Statements in Item 8 hereof. Net assets ultimately available for distribution will be adjusted for any modifications to the Settlement Agreement during resolution of the litigation, unanticipated liabilities that may arise in the future, and to the extent general and administrative expenses incurred exceeds the reserve for estimated costs during the period of liquidation included in the Statement of Net Assets in Liquidation as of December 31, 1996. Should the Settlement Agreement not be executed and approved, the $1.0 million Special Allocation of Carrying Value to Common Stock Held by Employee Benefit Plans, as well as the $250,000 accrued payment for legal expenses payable under the Settlement Agreement would be reversed, and the Company would likely incur additional legal costs in defending its positions. These potential costs, which include litigation costs and potential settlement costs, could have a material adverse effect on the Company and could substantially reduce the amount of liquidating distributions available to shareholders and Plan participants.

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



THREE YEARS ENDED DECEMBER 31, 1994

         RESULTS OF OPERATIONS

         Pretax results of operations by business segment is as follows:

                                                           Year ended December 31,
                                                       -------------------------------
                                                         1994        1993        1992
                                                         ----        ----        ----
                                                           (Dollars in Thousands)
Pretax income (loss):                                                       `
   Annuities and Life Insurance                        $(4,406)    $ 5,832     $ 5,949
   Face Amount Certificates                                555          56        (235)
   Mutual Fund Investment Advisory                         240         302         324
   Corporate                                            (1,260)       (642)     (1,458)
                                                       -------     -------     -------

Pretax income (loss) from continuing operations        $(4,871)    $ 5,548     $ 4,580

Income tax expense (benefit)                            (1,267)      1,800       1,541
                                                       -------     -------     -------

Income from continuing operations before
   cumulative effect of change in accounting
   principle                                            (3,604)      3,748       3,039

Discontinued operations                                   --          --             3

Cumulative effect of change in accounting principle       --          --          (264)
                                                       -------     -------     -------

Net income (loss)                                      $(3,604)    $ 3,748     $ 2,778
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

         BOND PORTFOLIO OF SBM LIFE. In the several years prior to the Sale Transaction, SBM Life had invested mainly in U.S. Government Agency/Instrumentality CMOs. The CMO marketplace was very actively traded during this period and CMOs were considered a favorable investment for life insurance companies. These securities had the highest credit rating and no default risk, though the securities did involve interest rate and extension risk. SBM Life was able to achieve higher yields with these securities compared to other securities with comparable default risk.

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

         Through this program, SBM Life sold CMOs with an amortized cost of approximately $186 million realizing $9.4 million in pre-tax losses. CMOs in the following tranches were sold: PACs - $91 million; Accrual Bonds - $45 million; TTIBs - $28 million; Sequentials - $15 million; Inverse Floaters - $5 million; and Other - $2 million. This reduced the level of CMOs in SBM Life's investment portfolio, based on amortized cost, from 77% at December 31, 1993 to 54% at December 31, 1994.

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

         The following table summarizes the distributions of CMOs held by SBM Life, at carrying value, as of December 31 of each year:

              Type of CMO                  1994                    1993
---------------------------------  ---------------------   ---------------------
                                   (Dollars in Millions)   (Dollars in Millions)

Planned amortization class (PAC)    $257.2         72%       $361.4         61%
Accrual Bonds                         29.5          8%         82.5         14%
Two tiered index bonds (TTIB)         27.0          8%         69.2         12%
Sequential pay                         4.3          1%         24.6          4%
Inverse floater                       11.9          3%         16.7          3%
Targeted amortization class           14.0          4%         16.9          3%
Other                                 15.1          4%         19.8          3%
                                    ------    --------      -------   ---------
                                    $359.0        100%       $591.1        100%


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

         Mutual Fund Investment Advisory Segment

         Mutual fund assets under management saw minimal change over the three years ended December 31, 1994 and were $203 million, $209 million, and $200 million at December 31, 1994, 1993, and 1992, respectively. Advisory and other fees collected from the funds remained relatively stable each year as the funds fluctuated in size, with total fees being $1,399,000, $1,401,000 and $1,316,000 in 1994, 1993 and 1992, respectively. However, the Company incurred increased operating expenses. As such, the Company showed a decrease in operating income in this segment in each of the three years ended December 31, 1994. Mutual fund sales (excluding the State Bond Cash Management Fund) were $17 million, $19 million and $25 million, for the years ended December 31, 1994, 1993 and 1992, respectively. Mutual fund sales slowed during 1994 and 1993 as the Company's limited distribution system was unable to maintain and grow mutual fund sales in today's competitive mutual fund marketplace. Mutual fund redemptions in 1994, 1993 and 1992 were $19 million, $20 million and $12 million, respectively. The increase in redemptions in 1994 and 1993 over 1992 was result of the competitive marketplace described above and the Funds' aging shareholder base.

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

         During the past years the Company had recognized its need to raise capital to support growth. During 1992 the Company retained an investment banker and in December 1992 the Company entered into a Preferred Stock and Note Purchase Agreement to raise $l9,000,000 of capital. This transaction was completed in September of 1993. The investors were a group composed of SBM Partners L.P. (of which Head Insurance Investors L.P. and Jupiter Industries, Inc. are the general partners), and Georgia International Life Insurance Company. For an additional description of this transaction and the Preferred Stock, see Note 7 to the Company's Financial Statements in Item 8 hereof.

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

         Dividends and Regulatory Matters

         The ability of the Company to pay cash dividends to shareholders was dependent upon the amount of dividends received from the Subsidiaries as well as regulatory and rating agency requirements. See Note 7 of the Company's Financial Statements in Item 8 hereof for a summary of dividend restrictions and capital requirements for each Subsidiary.

         For regulatory purposes, SBM Life was required to maintain its financial statements in accordance with statutory accounting principles. The Company's life insurance subsidiary had strengthened its reserves on five policy forms in accordance with Proposed Actuarial Guideline GGG. The Minnesota Department of Commerce and the California Insurance Department, the Company's domiciliary and commercially domiciliary states, respectively, had approved the reserve strengthening over a three-year period beginning in 1994. The strengthening totaled $12.3 million and according to the three year phase-in provision, one-third of this total, or $4.1 million, was included in reserves in the 1994 statutory basis financial statements of the subsidiary with the remaining two-thirds to be reflected equally in 1995 and 1996. The NAIC also enacted certain changes to these principles for 1992, which included the establishment of an Asset Valuation Reserve ("AVR") and the Interest Maintenance Reserve ("IMR") to replace the Mandatory Securities Valuation Reserve. The combination of the reserve change, AVR and IMR would have reduced statutory capital and surplus over time, and may have reduced the dividend-paying ability of SBM Life.

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

         For regulatory matters see Note 7 of the Company's Financial Statements in Item 8 hereof.

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



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
1150 Liquidation Corporation
   (formerly SBM Company)
Minneapolis, Minnesota

We have audited the accompanying statements of net assets in liquidation of 1150 Liquidation Corporation, formerly SBM Company (the Company) as of December 31, 1996 and 1995 and the related statements of changes in net assets for the years then ended. In addition, we have audited the related consolidated statements of income, stockholders' equity, and cash flows of the Company for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Board of Directors of the Company approved a plan of liquidation in May 1995 and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective January 1, 1995.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of 1150 Liquidation Corporation at December 31, 1996 and 1995 and the changes in its net assets in liquidation for the years then ended, in conformity with generally accepted accounting principles on the bases described in the preceding paragraph. Also, in our opinion, the consolidated statements of income, stockholders' equity, and cash flows of the Company present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company is a defendant in a lawsuit relating to the valuation of shares of common stock held by the Company's two employee benefit plans.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 31, 1997



1150 LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)


STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 1996 AND 1995
---------------------------------------------------------------------------------------------------------

                                                                                 1996             1995

ASSETS
Cash and short-term investments                                             $  5,861,428     $  6,048,325
Federal income tax refund                                                         15,541          118,831
Escrowed funds (Note 2)                                                          888,634          846,419
Other assets                                                                      60,893           13,188
                                                                            ------------     ------------
                                                                               6,826,496        7,026,763

LIABILITIES

Accounts payable                                                                 125,308           55,166
Reserve for estimated costs during the period of liquidation (Note 2)            438,611          577,527
Reserve for legal expenses payable under Settlement Agreement (Note 2)           250,000
Deferred compensation for former directors                                                         92,968
                                                                            ------------     ------------
           Total liabilities                                                     813,919          725,661

Common stock held by Employee Benefit Plans - 304,693 shares (Note 2)          2,639,835        1,608,906
                                                                            ------------     ------------

Net asset available to common shareholders                                  $  3,372,742     $  4,692,196
                                                                            ============     ============

Common shares outstanding - 2,179,714 less 304,693 shares
   held by Employee Benefit Plans                                              1,875,021        1,875,021
                                                                            ============     ============

Net assets per common share outstanding (Note 2)                            $       1.80     $       2.50
                                                                            ============     ============


STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
YEARS ENDED DECEMBER 31, 1996 AND 1995
---------------------------------------------------------------------------------------------------------

NET ASSETS (DEFICIT) AT BEGINNING OF YEAR                                   $  4,692,196     $(31,976,759)

Income (loss) from liquidating activities (Note 1)                              (330,740)      42,662,596
Special allocation of carrying value to common stock held by Employee
   Benefit Plans under Settlement Agreement (Note 2)                          (1,000,000)
Preferred stock liquidation amount in excess of carrying value                                 (1,279,805)
Common stock dividend distribution - $2.75 per share                                           (5,994,214)
Allocation of common stock dividend distribution to common stock held by
   Employee Benefit Plans                                                                         837,906
Allocation of net loss and carrying value to common stock held by
   Employee Benefit Plans                                                         11,286          442,472
                                                                            ------------     ------------

NET ASSETS AT END OF YEAR                                                   $  3,372,742     $  4,692,196
                                                                            ============     ============

See notes to financial statements.




1150 LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)


CONSOLIDATED STATEMENT OF INCOME (GOING CONCERN BASIS)
YEAR ENDED DECEMBER 31, 1994

REVENUES:
   Net investment income                                                $ 62,887,722
   Underwriting, sales service, and distribution fees                      3,124,299
   Life insurance premiums                                                   392,801
   Advisory and other fees from affiliated mutual funds                    1,481,074
   Realized investment losses, net                                        (9,799,377)
   Other income                                                            1,845,231
                                                                        ------------
           Total revenues                                                 59,931,750

BENEFITS AND EXPENSES:
   Provisions for benefits:
     Annuities and life insurance                                         42,466,335
     Face amount certificate reserves (interest)                           3,575,075
   Loan and real estate losses                                               320,000
   Death and other benefits                                                  471,419
   Commissions, wages, and benefits                                        7,148,918
   Interest expense                                                          124,363
   Amortization of deferred policy acquisition costs                       4,275,361
   Occupancy and equipment                                                 1,370,685
   State guaranty association assessments                                  1,791,617
   Other expenses                                                          3,259,408
                                                                        ------------
           Total benefits and expenses                                    64,803,181
           Loss before income taxes                                       (4,871,431)
   Income taxes benefits                                                  (1,267,000)
                                                                        ------------
           Net loss                                                     $ (3,604,431)
                                                                        ============

   Discount accretion on preferred stock                                $    136,188
                                                                        ============
   Mandatory redeemable voting convertible preferred stock dividends    $  1,520,000
                                                                        ============
   Net loss applicable to common  stock                                 $ (5,260,619)
                                                                        ============

EARNINGS PER COMMON SHARE:
   Primary:
           Net loss                                                     $      (2.40)
                                                                        ============

   Fully diluted:
           Net loss                                                     $      (2.40)
                                                                        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (PRIMARY)                       2,187,481

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   (FULLY DILUTED)                                                         2,187,481

See notes to financial statements.




1150 LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(DEFICIT) (GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                            UNREALIZED
                                                             LOSSES ON     UNREALIZED                      TOTAL
                                                            MARKETABLE       LOSSES                    STOCKHOLDERS'
                                              COMMON          EQUITY         ON DEBT      RETAINED        EQUITY
                                               STOCK        SECURITIES     SECURITIES     EARNINGS       (DEFICIT)

BALANCES AT DECEMBER 31, 1993              $ 3,101,197     $  (165,742)                $ 29,024,019    $ 31,959,474

   Net loss                                                                              (3,604,431)     (3,604,431)
   Dividends declared:
     Common stock, $.10 per share                                                          (217,971)       (217,971)
     Mandatory redeemable voting
       convertible preferred stock, 8%                                                     (760,000)       (760,000)
   Dividends in arrears on mandatory
     redeemable voting convertible
     preferred stock, 8%                                                                   (760,000)       (760,000)
   Adoption of SFAS No. 115 (Note 3)                                     $  3,800,000                     3,800,000
   Increase in unrealized loss on
     marketable equity securities, net
     of income tax benefit                                     (88,646)                                     (88,646)
   Accretion of discount on mandatory
     redeemable voting convertible
     preferred stock                                                                       (136,188)       (136,188)
   Allocation of net loss, dividends and
     carrying value to common stock
     held by employee benefit plans                                                       2,876,307       2,876,307
   Increase in unrealized loss on
     debt securities                                                      (63,491,765)                  (63,491,765)
   Purchase of 100,041 shares including
     acquisition costs of $42,193             (155,591)                                  (1,397,948)     (1,553,539)
                                           -----------     -----------   ------------  ------------    ------------

BALANCES AT DECEMBER 31, 1994              $ 2,945,606     $  (254,388)  $(59,691,765) $ 25,023,788    $(31,976,759)
                                           ===========     ===========   ============  ============    ============

See notes to financial statements.



1150 LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)


CONSOLIDATED STATEMENT OF CASH FLOWS
(GOING CONCERN BASIS)
YEAR ENDED DECEMBER 31, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (3,604,431)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Provisions for losses and benefits:
       Annuities and life insurance                                                      42,466,335
       Face amount certificate reserves (interest)                                        3,575,075
       Loan and real estate losses                                                          320,000
     Depreciation                                                                           302,491
     Amortization of deferred policy acquisition costs                                    4,275,361
     Deferred income taxes                                                                 (786,000)
     Premium amortization, net                                                           (4,537,537)
     Realized investment losses, net                                                      9,799,377
   Decrease (increase) in operating assets:
     Accrued investment income                                                           (2,764,904)
     Receivable from reinsurer                                                             (300,934)
     Deferred policy acquisition costs capitalized                                       (5,205,762)
     Refundable income taxes                                                             (2,648,568)
     Other assets                                                                          (160,953)
   Increase (decrease) in operating liabilities:
     Accounts payable and other liabilities                                                 899,236
     Deferred compensation and retirement benefits for officers                              (8,764)
           Net cash provided by operating activities                                     41,620,022

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and repayments of debt securities:
     Available-for-sale                                                                  67,792,568
     Held-to-maturity                                                                    22,833,787
   Proceeds from other investments sold                                                     314,979
   Proceeds from sales of debt securities:
     Available-for-sale                                                                 176,422,655
     Held-to-maturity                                                                        11,983
   Cost of debt securities acquired:
     Available-for-sale                                                                (242,280,515)
     Held-to-maturity                                                                   (16,678,534)
   Cost of other investments purchased                                                       (2,880)
   Purchase of short-term investments, net                                              (28,729,158)
   Loan principal repayments                                                             17,472,582
   Loans funded                                                                         (11,142,529)
   Proceeds from land, building, and equipment, net                                       2,170,973
                                                                                      -------------
           Net cash used in investing activities                                        (11,814,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to face amount certificate holders                                          (15,615,986)
   Reserve payments from face amount certificate holders                                  5,332,840
   Deposits received from annuitants, net                                                73,987,946
   Payments to annuitants                                                               (86,284,317)
   Purchase of common stock                                                              (1,569,268)
   Dividends on common stock                                                               (217,971)
   Dividends on preferred stock                                                            (760,000)
   Principal payments on notes payable                                                   (2,012,210)
                                                                                      -------------
           Net cash used in financing activities                                        (27,138,966)
                                                                                      -------------

NET INCREASE IN CASH                                                                      2,666,967

CASH AT BEGINNING OF YEAR                                                                   898,726

CASH AT END OF YEAR                                                                   $   3,565,693
                                                                                      =============

See notes to financial statements




1150 LIQUIDATION CORPORATION
(FORMERLY SBM COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
(LIQUIDATION BASIS)
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

       BASIS OF PRESENTATION
       The financial statements at December 31, 1996 and the two years then ended include the accounts of 1150 Liquidation Corporation, formerly SBM Company (the Company). These financial statements have been prepared in accordance with generally accepted accounting principles.

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

       As a result, the Company adopted the liquidation basis of accounting, effective January 1, 1995. This basis of accounting is considered appropriate when the Company has adopted a plan of liquidation and liquidation appears imminent, the Company is no longer considered a going concern, and the net realizable value of the Company's assets are reasonably determined. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

       NATURE OF OPERATIONS
       Effective May 31, 1995, the Company sold substantially all of the business operations and assets of the Company to ARM Financial Group, Inc. (ARM) (the Transaction) for a purchase price of $34.5 million, net of $4.1 million of liabilities assumed (and not reflected in the liabilities assumed in the first table below), pursuant to an Amended and Restated Stock and Asset Purchase Agreement dated February 16, 1995 between the Company and ARM. As part of the Transaction, ARM acquired all of the outstanding stock of the Company's wholly owned Subsidiaries and certain assets of the Company, including the investment adviser function of six mutual funds, and assumed certain liabilities of the Company.

       The following summarizes certain amounts related to the Transaction:


       Proceeds from the sale                                                      $     34,445,877

         Assets sold:
           Investments                                                                  808,543,939
           Receivable from reinsurer                                                     85,202,588
           Deferred acquisition costs                                                    61,683,713
           Other assets                                                                  14,863,970
                                                                                   ----------------
                                                                                        970,294,210

         Liabilities assumed:
           Future policy benefits                                                       861,067,924
           Face amount certificate reserves                                              56,439,745
           Accounts payable and other liabilities                                        12,508,983
                                                                                   ----------------
                                                                                        930,016,652
                                                                                   ----------------

         Net assets sold                                                                 40,277,558

         Less costs of the Transaction, including income
           taxes of $408,000                                                                710,927
                                                                                   ----------------

         Net loss on sale of operations and assets                                 $     (6,542,608)
                                                                                   ================

       At the closing of the above transaction, the Series A Preferred Stock was redeemed for $20.5 million (including $1.5 million of dividends in arrears) as a result of its senior rights over the common stock.

       A summary of significant activities from January 1 to December 31, 1995 is as follows:

       Loss from liquidating activities                                            $     (1,531,534)
       Decrease in unrealized losses on marketable equity and debt securities,
         net of taxes and deferred acquisition costs at date of sale                     50,736,738
       Loss from sale of Company operations                                              (6,542,608)
                                                                                   ----------------
                                                                                   $     42,662,596
                                                                                   ================

       A summary of significant activities from January 1 to December 31, 1996 is as follows:

       Income on cash and short-term investments                                   $        299,331
       Revised provision for estimated costs during the period of liquidation              (572,171)
       Reserve for legal expenses payable under Settlement Agreement                       (250,000)
       Income tax benefits                                                                  192,100
                                                                                   ----------------
                                                                                   $       (330,740)
                                                                                   ================

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       LIQUIDATION BASIS OF ACCOUNTING
       Assets have been valued at estimated net realizable value and liabilities provide for all anticipated expenses to be incurred during the period of liquidation. The Reserve for Estimated Costs During the Period of Liquidation includes what management anticipated at that date were reasonable estimates of costs required to liquidate its remaining assets and to defend legal claims, as well as the estimated costs of directors and officers and legal, audit, and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, particularly the litigation involving the Employee Benefit Plans and any now unknown liabilities or additional litigation and various IRS audits, and the expenses and liabilities incurred in connection therewith. The Statements of Net Assets in Liquidation includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates provided for in financial statements. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to December 31, 1996.

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

       INCOME TAXES
       The federal income tax refund is based on the amounts currently due from the Internal Revenue Service (IRS) as reflected on the Company's federal tax return. Deferred income taxes were not significant at December 31, 1996 and 1995. Cash paid (refunds) for income taxes for the years ended December 31, 1996 and 1995 was $(295,390) and $637,000, respectively.

       The Company also is undergoing an audit by the IRS of the years 1986-1990 and 1991-1994. An adjustment agreement has been executed by the Company and the IRS with respect to the former years and has been approved by the Joint Committee of Congress. A report is expected in mid-1996 with respect to the audit of the later years was executed in 1996 by the Company and the IRS and will be effective when approved by the Joint Committee of Congress. The effect of this agreement has been reflected in the financial statements of the Company.

       COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS AND RELATED LITIGATION
       The Company's two employee benefit plans (Plans) own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line on the Statement of Net Assets in Liquidation at December 31, 1996 and 1995 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement, or stock repurchase agreement or put agreement (Put Agreement), between the Company and the Plans' Trustee dated September 30, 1993.

       The value of the shares owned by the Plans on the Statement of Net Assets in Liquidation at December 31, 1996 and 1995 has been shown as the pro-rata estimated liquidation value of all of the Company's common shares, after the $2.75 dividend paid in September 1995, pursuant to the Plan of Dissolution described in Note 1. In the December 31, 1994 Consolidated Balance Sheet, the share value was shown as the appraised fair market value of the shares ($6.29) since such value significantly exceeded the adjusted book value of such shares as determined by the Company. The appraised value at June 30, 1994 was used in the December 31, 1994 Consolidated Balance Sheet as an approximation of the December 31, 1994 appraised value because the Company had not yet received an appraisal as of the later date.

       In January 1995, the Trustee of the Plans notified the Company that it was tendering all shares held by the Plans to the Company for purchase by the Company under the Put Agreement. Under the Put Agreement, in certain circumstances, the Company has agreed to purchase common shares tendered to it by the Plans at a price equal to the higher of adjusted book value (as defined in the Put Agreement) or fair market value. The Plans' Trustee asserted in its tender that the correct basis under the Put Agreement to determine the value of the shares for purposes of the Company's repurchase obligation is to determine their adjusted book value at December 31, 1994 based on the books of the Company but using the amortized cost of the Company's investment portfolios, rather than their fair value. The Company maintains that such value under the Put Agreement must be based on the books of the Company which, after the implementation of the Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, must use the fair value, rather than the amortized cost, of the substantial portion of the Company's investment portfolios which must be classified as "available-for-sale" under applicable accounting principles. In the alternative, the Company maintains that the tender was invalid in the circumstances under which it was made and, even if valid, that the correct value under such circumstances is the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution, rather than any value based upon the books of the Company as prepared on the going-concern, historical cost basis.

       The Company declined to repurchase such shares for various reasons including those stated above and commenced a declaratory judgment action against the Trustee of the Plans in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Put Agreement. Additionally, the Company's largest shareholder (Schonlau Trust) is a party to the action. If the views of the Company or those of the Schonlau Trust prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Put Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the December 31, 1996 statement of net assets in liquidation to be $5.38 per share before the 1995 dividend distribution of $2.75 per share). If the view of the Plans' Trustee prevail, the Company will be required to repurchase all of the shares held by the Plans at December 31, 1994 at the adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios, estimated to be approximately $14.50 per share.

       While the Company believes its interpretation of the Put Agreement is correct, the determination that the views of the Trustee are correct would have the effect at December 31, 1996 of increasing the value of the shares held by the Plans by approximately $1.8 million before consideration of additional legal costs and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by approximately $1.48 per share.

       On November 13, 1995, the Company, the Trustee, and the Schonlau Trust agreed upon a settlement of the litigation and executed a settlement agreement in principle. A draft of a final and more formal settlement agreement (the Settlement Agreement) was subsequently prepared and circulated. In general, the Settlement Agreement contemplates payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of Common Stock held by the Plans. This amount includes $150,000 in partial payment of attorneys' fees incurred by the Trustee. The Settlement Agreement also provides for the payment by the Company of up to $100,000 of the litigation costs incurred by the Schonlau Trust. The amounts payable as part of the settlement would be in addition to the pro rata amounts payable to Plan shareholders (determined without regard to the settlement amounts) and would be payable out of the amount otherwise available for pro rata distribution in liquidation to non-Plan shareholders.

       By April 1996, both the Trustee and the Schonlau Trust had indicated that they had no significant issues with respect to the economic terms of the Settlement Agreement. The Schonlau Trust did, however, indicate that it was unwilling to proceed to settlement unless a class consisting of all non-Plan shareholders was certified and unless it was named as representative of the class. The Company and the Trustee have agreed to these terms as part of the Settlement Agreement.

       During the year the Department of Labor (DOL) advised the Company of certain alleged violations of ERISA (of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and prohibited transactions based upon Section 406(b)(2) of ERISA) in connection with the Company's handling of the repurchase of shares owned by the Plans under the Put Agreement and the Internal Revenue Service (IRS) opened an audit alleging that the Company could be liable for certain excise taxes in connection with such matters. The Company objected to such allegations and, on February 27, 1997, received a letter from the DOL which advised that it would take no further action in connection with the allegations if the litigation with the Plans is resolved pursuant to the Settlement Agreement and the Company subsequently was advised that the IRS would close its audit and not assess excise tax liabilities on the Company. These matters delayed implementation of the Settlement Agreement.

       In October 1996, the Company, the Schonlau Trust and the Trustee agreed to sign the Settlement Agreement and proceed with its implementation at such time as the allegations of the DOL and IRS have been resolved in a manner satisfactory to all parties to the Plan litigation. The Company believes that the recent actions by the DOL and IRS satisfactorily resolve their previous allegations and expects the Settlement Agreement to be executed within the next few weeks for submission to the court for approval pursuant to a process which will involve a court-approved notice being sent to all Plan and non-Plan shareholders and will include an opportunity for those affected to be heard by the court at a hearing. While the Company believes the Settlement Agreement will be executed, there can be no assurance that the Settlement Agreement ultimately will be approved by the court.

       The failure of the court to approve the Settlement Agreement would result in continued litigation between the Company, the Trustee, and Schonlau Trust or would require the parties to attempt to reach an alternative settlement arrangement, either of which would lead to further delays in making liquidating distributions. As well, such failure would result in the re-opening of the DOL's allegations under ERISA.

       Should the Settlement Agreement not be executed and approved, the $1.0 million Special Allocation of Carrying Value to Common Stock Held by Employee Benefit Plans, as well as the $250,000 accrued payment for legal expenses payable under the Settlement Agreement would be reversed, and the Company would likely incur additional legal costs in defending its positions. The ultimate impact on the Company of these potential costs, which include litigation costs and potential settlement costs, are reasonably not estimable at this time and could have a material adverse effect on the Company and could substantially reduce the amount of liquidating distributions available to shareholders and Plan participants.

       ESCROWED FUNDS
       Escrowed funds represent distributions and related interest thereon allocated to the Employee Benefit Plans which is currently being retained in a court ordered trust account pending settlement of the amounts owed them.

YEAR ENDED DECEMBER 31, 1994
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION
       The consolidated financial statements include the accounts of SBM Company (the Company) and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, for comparability, certain prior-year amounts have been reclassified to conform with the current-year presentation.

       The financial statements for the year ended December 31, 1994 were prepared on a historical basis of accounting and do not include any purchase accounting, liquidation accounting, or other adjustments which would result upon completion of the proposed sale and resulting liquidation.

       INVESTMENTS
       Effective January 1, 1994, the Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The primary impact of SFAS No. 115 is to require the Company to classify its debt securities into categories based upon the Company's intent relative to the eventual disposition of the securities. SFAS No. 115 establishes three categories of securities: (1) Held-to-maturity securities are comprised of securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. SFAS No. 115 prevents the Company from classifying a security as held-to-maturity if the security might be sold for liquidity needs or based on changes in interest rates. (2) Available-for-sale securities may be sold to address liquidity and other needs of the Company. These securities are held at fair value on the balance sheet with an increase or decrease to stockholders' equity for unrealized gains or losses after the recording of deferred income taxes. (3) Trading securities are securities acquired for the purpose of selling them in the near term. The Company does not intend to classify any of its securities as trading securities.

       Upon adoption of SFAS No. 115, the Company analyzed its debt securities and determined that to maintain flexibility in its investment portfolio it would classify a significant portion of its investment portfolio as available-for-sale even though management did not have the intention of selling these securities. As such, as of January 1, 1994, approximately $505.6 million of its debt securities were classified as available-for-sale with approximately $254.2 million classified as held-to-maturity. The fair value of the available-for-sale securities created a net unrealized after-tax gain of $3.8 million, after adjustment for deferred acquisition costs, at January 1, 1994. Due to an investment portfolio repositioning program in mid-1994, the Company's life insurance subsidiary transferred approximately $234 million of securities classified as held-to-maturity to the available-for-sale category with an unrealized loss of $15.9 million. With the significant increase in interest rates in 1994, the market value of the available-for-sale securities at December 31, 1994 resulted in a net pretax unrealized loss of $79.1 million and a deferred tax benefit of approximately $6.6 million. A tax valuation allowance of approximately $20.3 million has been established for the additional tax benefit that cannot be recognized at this time. In addition, deferred policy acquisition costs have been increased by $12.8 million, net of a deferred tax liability of $6.5 million, in conjunction with SFAS No. 115. This amount is included in the stockholders' equity section for unrealized losses on debt securities available-for-sale. During 1994, changes in market interest rates and other factors have caused fluctuations in the value of securities classified as available-for-sale, thereby creating volatility in the Company's stockholders' equity.

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

       DEFERRED POLICY ACQUISITION COSTS
       The costs of acquiring and issuing new life insurance policies, annuity contracts, and face amount certificates, principally commissions, expenses of issuance and underwriting and certain sales expenses have been deferred. Deferred policy acquisition costs applicable to annuity contracts are amortized over the lives of the policies in relation to the present value of estimated gross profits from investment and expense margins. The deferred policy acquisition costs applicable to traditional life insurance policies are amortized to income over the premium-paying periods of the related policies in proportion to the ratio of the expected annual premium revenues to total anticipated premium revenues from the life insurance policies. Expected premium revenue was estimated using the same actuarial assumptions as were used in calculating the liabilities for future policy benefits. Deferred acquisition costs applicable to face amount certificates are amortized on a straight-line basis over three years.

       LAND, BUILDING AND EQUIPMENT
       Depreciation is computed using the straight-line method over estimated useful lives of thirty-three years for the building and related improvements and from three to twenty years for equipment.

       FUTURE POLICY BENEFITS
       The liability for future policy benefits for traditional life insurance has been computed by a net level premium method based on assumptions as to investment yields, mortality, withdrawals, and dividends. The assumptions are based on projections of past experience and include provisions for possible unfavorable deviation. These assumptions are made at the time the contract is issued.

       The Company records ceded reinsurance receivables, including amounts related to paid and unpaid benefits and amounts related to liabilities for future policy benefits, as assets and liabilities on the Company's consolidated balance sheet.

       FACE AMOUNT CERTIFICATE RESERVES
       Face amount certificates issued by the Company's subsidiary entitle certificate holders, who have made either single or installment payments, to receive a definite sum of money at maturity. Certificate reserves earn interest and cash surrender values are less than accumulated certificate reserves prior to maturity dates. Certificate reserves are maintained for advance payments by certificate holders and accrued interest thereon, and for interest earned and accrued due to additional interest rates declared. The reserve accumulation rates, cash surrender values, and certificate reserves, among other matters, are governed by the Investment Company Act of 1940.

       INCOME TAXES
       The Company follows Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109) in accounting for income taxes.

       EARNINGS PER SHARE
       Primary earnings per share were computed by dividing net loss, less dividends on mandatory redeemable voting convertible preferred stock, by the weighted average number of common shares outstanding during each year. The mandatory redeemable voting convertible preferred stock is not considered to be a common stock equivalent. For 1994, the warrant and the assumed conversion of the mandatory redeemable voting convertible preferred stock would have been antidilutive and are not considered in primary or fully diluted common shares, respectively.

       MANDATORY REDEEMABLE VOTING CONVERTIBLE PREFERRED STOCK
       The discount on the mandatory redeemable voting convertible preferred stock is being accreted through a charge against retained earnings over ten years using the effective interest method.

       UNDERWRITING, SALES SERVICE, AND DISTRIBUTION FEES
       Sales service fees for selling and servicing life insurance policies and annuity contracts are recognized at the time a new policy or contract is written and as premiums are collected from policy and contract holders thereafter. Underwriting fees for sale of mutual fund shares and other products are recognized at the time of sale. All significant intercompany transactions have been eliminated with no effect on net income since fees received by the Company's sales subsidiary approximate the costs incurred by the Company and its other subsidiaries.

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

       CONSOLIDATED STATEMENTS OF CASH FLOWS
       SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid for interest during the year ended December 31, 1994 was $4,062,114. Cash paid for income taxes, net of refunds received, for the year ended December 31, 1994 was $2,062,899, respectively.

4.     INVESTMENTS

       Gross gains and (losses) in 1994 from debt securities available-for-sale were $852,201 and $(10,193,636), respectively. Gross gains from debt securities held-to-maturity in 1994 were $1,864.

       Net investment income summarized by investment category for the year ended December 31, 1994 is as follows:

                                                                    1994

        Debt securities available-for-sale                     $    54,509,734
        Debt securities held-to-maturity                               953,519
        Marketable equity securities                                    60,154
        Mortgage loans                                               4,586,675
        Policy loans                                                   851,780
        Short-term investments                                       2,412,970
                                                               ---------------
        Total investment income                                     63,374,832
        Less investment expenses                                       487,110
                                                               ---------------
                                                               $    62,887,722
                                                               ===============

5.     INCOME TAXES

       The provision for income taxes (benefit) for the year ended December 31, 1994 was as follows:

                                                                    1994
        Current:
          Federal                                              $     (675,000)
          State                                                        86,000
        Deferred federal and state                                   (678,000)
                                                               --------------
                                                               $   (1,267,000)
                                                               ==============

       Federal income tax benefit in the consolidated financial statements is different than the federal statutory rate applied to pretax income. The reasons for these differences are summarized as follows for the year ended December 31, 1994:

        Federal income tax benefit at statutory rate           $    (1,705,000)
        Change in estimate of valuation allowance                      400,000
        Tax-exempt interest                                            (10,000)
        State income taxes, net of federal benefit                      22,000
        Benefit of graduated income tax rates                           37,000
        Other, net                                                     (11,000)
                                                               ---------------
                                                               $    (1,267,000)
                                                               ===============

6. PROFIT SHARING PLANS, COMPENSATION, AND COMMITMENTS FOR FUTURE RETIREMENT BENEFITS

       The Company has a noncontributory employee profit-sharing plan whereby contributions are made to a trust based on percentages of participants' annual compensation. The Company also has a noncontributory profit-sharing stock plan whereby employees can participate in the ownership of the Company. Under this plan, the contributions are used by the trustee primarily to purchase common shares of the Company. During 1994, the Company purchased 1,000 shares from the plan.

       The two plans generally cover all full-time employees, age twenty-one and over, with six months of service. Total employer contributions to the two plans cannot exceed 15% of the total compensation of the participants. Profit-sharing expense for these plans aggregated $197,851 in 1994.

       Directors' fee was $200,367 in 1994, and aggregate salaries of executive officers for the year was $1,187,087, excluding amounts under the agreements described in the following paragraphs.

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

       Total expense provisions for deferred compensation and future retirement benefits under these agreements aggregated $83,772 in 1994.

       During 1994, the Company entered into an employment agreement with the Company's Chief Executive Officer (CEO). The agreement requires the Company to make a bonus payment of $135,000 if the CEO is terminated for other than cause or $270,000 if for constructive termination or due to a change in control of the Company. In addition, the agreement provides for a bonus of 1% of the net amount of value received by the Company in any new capital financing which includes substantial sale of assets by the Company or any subsidiary, issuance of shares or securities by the Company, or any tender offer for shares of the Company, if such transaction is commenced during the CEO's tenure.

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

7.     STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

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

       The Company and the Purchasers also have entered into a Registration Rights Agreement and an Exchange Right Agreement. Under the terms of the Registration Rights Agreement, the Purchasers have been given the right to require the Company to publicly register the Preferred Stock and any shares of the Registrant's common stock issued upon conversion of such Preferred Stock. The Exchange Right Agreement gives the Purchasers the right to exchange shares of common stock of the Company held or acquired by them for shares of the Company's Series B Voting Convertible Participating Preferred Stock (the Series B Preferred Stock). Unless and until any shares of the Preferred Stock are redeemed, repurchased, or converted, the Series B Preferred Stock will vote as a class with the Preferred Stock for purposes of election of directors, and together with the Preferred Stock, will elect a number of directors of the Company proportionate to the aggregate ownership interest of the holders of the Preferred Stock and Series B Preferred Stock in the Company.

       COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS
       The Company's two employee benefit plans own 304,693 shares of Company common stock at December 31, 1994. The Company has entered into a written trustee agreement whereby the Company has agreed to purchase common shares tendered to it by the trustee from either benefit plan at a price equal to the higher of adjusted book value or fair market value. Adjusted book value is defined as the consolidated net assets of the Company plus unrealized losses on marketable equity securities plus the deferred income tax liability (if any) of the Company's life insurance subsidiary. Historically, adjusted book value of Company common stock in the two plans has been computed based upon amortized cost value of debt securities. However, effective January 1, 1994, SFAS No. 115 requires that debt securities classified as available-for-sale be valued on a mark to market basis rather than at amortized cost. Accordingly, with the required adoption of SFAS No. 115, common stockholders' equity is in a deficit position. The Company has determined that in connection with the adoption of SFAS No. 115, the adjusted book value of Company common stock held by employee benefit plans for purposes of the trustee agreement must be computed based upon market value of available-for-sale debt securities. As such, the adjusted book value for the common stock held by the plans is currently negative.

       However, as is discussed above, under the terms of the trustee agreement, the Company is required to repurchase Company common stock from the plans at a price equal to the higher of adjusted book value or fair market value. In the past, for purposes of the trustee agreement, the Company has regarded adjusted book value of Company stock as being equivalent to the fair market value of such stock. With the adoption of SFAS No. 115, adjusted book value of Company stock frequently will be greater or less than the fair market value of such stock. Accordingly, the Company has obtained an independent determination of the fair market value of its common stock as of June 30, 1994, for purposes of valuing the Company's stock pursuant to the trustee agreement. The fair market value of the Company stock held by the plans was determined by the valuation to be $6.29 per common share. As this amount exceeds the adjusted book value of Company stock, it has been used by management to determine the value of the stock in the plans as of December 31, 1994. Because the valuation was performed as of June 30, 1994, it may not precisely reflect the value of SBM common stock held by the plans as of December 31, 1994. Further, the value determined by the independent valuation does not reflect the value of the Company's common stock held by the Company's other shareholders. Inasmuch as interest rates have continued to rise in the third and fourth quarters of 1994, it is possible that the value of the Company stock held by the plans has decreased.

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

8.     INDUSTRY SEGMENT DATA

       The Company's principal business activities consist of four distinct business segments. SBM Company (the Parent) manages six mutual fund companies. SBM Certificate Company currently issues single payment face amount certificates. SBM Financial Services, Inc. is registered as a broker and dealer in securities under the Securities and Exchange Act of 1934 and performs sales functions for SBM Certificate Company, affiliated mutual funds, and State Bond and Mortgage Life Insurance Company.

       State Bond and Mortgage Life Insurance Company is licensed as a life insurer and issues a variety of ordinary life insurance policies and flexible premium and single premium deferred annuities. SBM Company segment data is as follows:

                                     SBM Company
                                 --------------------                                  State Bond
       (Dollar amounts             Mutual                    SBM           SBM         and Mortgage   Adjustments
       in thousands)                Fund       General   Certificate    Financial     Life Insurance      and
                                 Operations   Corporate    Company    Services, Inc.     Company      Eliminations  Consolidated
        1994:
          Total revenues         $ 1,399      $   (258)   $  5,336      $  9,191       $   55,598      $(11,334)     $  59,932
          Pretax income (loss)       240        (1,260)        555                         (4,406)                      (4,871)
          Income (loss)              158        (1,208)        383                         (2,937)                      (3,604)
          Identifiable assets                   (8,085)     60,563         1,004          906,449         9,433        969,364
          Liabilities                            3,235      60,376           441          917,486          (599)       980,939

       The Company's capital expenditures and related depreciation expenses are incurred by the Parent and SBM Certificate Company. For the year ended December 31, 1994, total capital expenditures for the Parent were $161,330 and depreciation expense for the Parent and SBM Certificate Company was $248,474 and $54,017, respectively.

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

       The Parent received dividends from its life insurance subsidiary of $650,000 in 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting and financial disclosure and no change of accountants during the two most recent fiscal years.


PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons were the directors and executive officers of the Company at March 1, 1997.

             Name and
         Year First Became
        Director or Officer                  Position                          Business
               (Age)                       with Company                       Experience
-------------------------------    -------------------------     -------------------------------------

         Richard M. Evjen          Director                      President, The Evjen Associates,
               1993                                              Inc., architects/ engineers/ planners
               (64)

        Kennon V. Rothchild        Director                      Chairman and Chief Executive
               1992                                              Officer, RCN Associates, Inc.,
               (68)                                              mortgage banking consultants

         Robert M. Winslow         Director                      Professor of Medicine, University of
               1992                                              California at San Diego
               (55)

          Charles A. Geer          Chief Executive Officer       Owner, Charles Geer Associates, a
               1993                                              private merchant banking firm, and
               (57)                                              consulting attorney

ITEM 11.     EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company in 1996, 1995 and 1994 to its Chief Executive Officer. No other person who served as an executive officer of the Company during 1996 received salary and bonus in excess of $100,000.

                                        Annual Compensation
                                ------------------------------------
                                                                              Long-Term
                                                                          Compensation Awards
         Name and                                                             Securities              All Other
    Principal Position          Year         Salary          Bonus        Underlying Options         Compensation
    ------------------          ----         ------          -----        ------------------         ------------
Charles A. Geer(1)              1996      $174,602(2)          ---                ---                    ---
Chief Executive Officer         1995      $159,238(3)      386,000(4)             ---                $770,000(5)
                                1994      $225,000(6)(7)       ---         168,361(8) shares             ---

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

(2) Does not include $81,563 accrued by the Company in 1996 for fees payable to Mr. Geer for services rendered during 1996, but includes $105,705 paid to Mr. Geer in 1996 for services renedered in 1995.

(3) Does not include $105,705 accrued by the Company in 1995 for fees payable to Mr. Geer for services rendered during 1995.

(4) This represents an incentive bonus paid to Mr. Geer upon consummation of the Sale Transaction. The bonus represents 1% of the capital financing arranged in connection with the Sale Transaction. See "Certain Relationships and Related Transactions -- Employment Agreement with Charles A. Geer".

(5) Includes $270,000 received as severance payment upon consummation of the Sale Transaction and $500,000 received when the Warrant (as hereinafter defined) was repurchased by the Company. See Note 5 below and "Certain Relationships and Related Transactions -- Employment Agreement with Charles A. Geer".

(6) This represents $195,000 paid to Mr. Geer pursuant to the terms of the Initial Agreement and the Letter Agreement (as hereinafter defined), plus fees in the amount of $30,000 paid to Mr. Geer for acting as a director and as a member of the Special Committee of Independent Directors from January 1, 1994 through July of 1994. Mr. Geer was a director of the Company through July 1994.

(7) Excludes $90,000 which was advanced to Mr. Geer as a deposit under the Letter Agreement with the Company and was repaid by Mr. Geer in connection with the consummation of the Sale Transaction.

(8) In 1994, Mr. Geer was issued the Warrant to acquire Common Stock equal to 5% of the outstanding shares of Common Stock on a fully-diluted basis, which in 1994 equaled 168,361 shares, at a price of $6.29 per share. See "Certain Relationships and Related Transactions -- Employment Agreement with Charles A. Geer".


           Compensation Committee Interlocks and Insider Participation
                            in Compensation Decisions

         The members of the Company's Compensation Committee in 1996 were Kennon
V. Rothchild and Robert M. Winslow. The Committee members have no interlocking relationships as defined by the Securities and Exchange Commission.


                              Director Compensation

         Members of the Board of Directors of the Company, none of whom are employees of the Company, currently receive a quarterly fee of $5,000. Prior to consummation of the Sale Transaction, each non-employee director received an annual fee of $3,600 plus (i) an additional sum equal to $2,700 if such director attended 75% or more of the Board's regular quarterly meetings during the year, or (ii) an additional sum equal to $675 multiplied by the total number of regular quarterly meetings attended during the year if such director attended less than 75% of such meetings, and (iii) $675 for each special meeting attended. Directors are also paid a per-meeting fee for each committee meeting attended. The aggregate amount of fees paid to or accrued for the benefit of directors during 1996 by the Company was $92,791. Directors are also reimbursed for reasonable travel expenses incurred in attending Board of Director meetings.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the ownership of the issued and outstanding shares of Common Stock as of March 1, 1997 by all persons who owned 5% or more of the Common Stock of the Company, by directors, by the sole executive officer and by such executive officer and directors of the Company as a group:

                                                            AMOUNT AND NATURE          PERCENT
NAME AND ADDRESS                                              OF OWNERSHIP             OF CLASS
----------------                                              ------------             --------
Clara K. Schonlau                                              354,400(1)              16.26%
300 South State Street                                         Beneficial
New Ulm, MN  56073

Henry Somsen                                                     120,000                5.51%
211 2nd Street                                                 Record and
New Ulm, MN  55901                                             Beneficial

Firstar Trust Company of Minnesota                             304,693(2)              13.98%
601 Marquette Avenue                                             Record
Minneapolis, MN  55402

State Bank & Trust Co. of New Ulm                              249,835(3)              11.46%
100 North Minnesota Street                                       Record
New Ulm, MN  56073

SBM Company                                                    257,413(4)              11.81%
Profit Sharing Stock Plan                                      Beneficial

Charles A. Geer                                                    -0-                   --
4440 IDS Center
Minneapolis, MN  55402

Richard M. Evjen                                                   -0-                   --
P.O. Box 225
Hudson, WI  54016

Kennon V. Rothchild                                               2,200                  (5)
2300 American National Bank Building                           Beneficial
St. Paul, MN  55101

Robert M. Winslow                                                 1,000                  (5)
Department of Medicine                                         Record and
University of California-Veterans Affairs Medical Center       Beneficial
3350 LaJolla Village Drive (111-E)
San Diego, CA  92161

Executive officer and directors as a group                        3,200                  (5)
(4 persons)                                                    Record and
                                                               Beneficial

-------------------------------
1 Of these shares, 352,800 are held of record by Robert Struyk and First Bank National Association of Minneapolis as Trustees of the Trust under the will of T.H. Schonlau, and 1,600 are held of record by State Bank & Trust Company of New Ulm as Trustee of the Clara Schonlau Revocable Trust, of which trust Mrs. Schonlau is the life beneficiary.


2        These shares are held by the record holder as trustee of the Plans.
         Pursuant to the terms of the Plans, the trustee votes the shares held by the Plans unless, pursuant action of the Plan Administrative Committee, voting rights have been passed through to Plan participants. The Plan Administrative Committee has passed through the right to vote shares held by the Plans.

3        The Bank holds these shares as trustee of a number of trusts.

4        These shares are held of record by Firstar Trust Company of Minnesota.
         See Note 2.

5        Less than 1%.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         EMPLOYMENT AGREEMENT WITH CHARLES A. GEER. The Company and Charles A. Geer entered into an initial agreement as of July 15, 1994 (the "Initial Agreement") which was superseded by a letter agreement executed in November 1994 (the "Letter Agreement"). The Letter Agreement, except for provisions relating to indemnification of Mr. Geer for certain claims, was terminated in accordance with its terms upon consummation of the Sale Transaction.

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


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements of the Company as of December 31, 1996 and 1995 and for the years then ended included in Item 8.

         Independent Auditors' Report
         Statement of Net Assets in Liquidation as of December 31, 1996 and 1995 Statement of Changes in Net Assets in Liquidation - Years Ended
                  December 31, 1996 and 1995
         Consolidated Statement of Income - Year ended December 31, 1994 Consolidated Statements of Stockholders' Equity (Deficit) - Year ended
                  December 31, 1994
         Consolidated Statements of Cash Flows - Year ended December 31, 1994 Notes to Financial Statements - Year ended December 31, 1995


         2.     Financial Schedules for the Year Ended December 31, 1994*

         Schedule II - Condensed Financial Information of Registrant - Year Ended December 31, 1994.

         Schedule III - Supplementary Insurance Information - Year Ended December 31, 1994.

         Schedule IV - Reinsurance - Year Ended December 31, 1994.

         Schedule IX - Short-Term Borrowings - Year Ended December 31, 1994.

-----------------------
* Filed with Form 10-K filed April 12, 1995 (File No. 811-407), and incorporated herein by reference.

         3.     List of required exhibits:

(2)      Plan of Complete Liquidation and Dissolution of registrant filed as
         Exhibit 2 to Form 10-K filed April 15, 1996 (File No. 811-407).*

(3) Amended and Restated Articles of Incorporation filed as Exhibit 3B to Form 10-K filed April 1, 1991 (File No. 811-407).*

         Amendment to Amended and Restated Articles of Incorporation filed as
         Exhibit 3A to Form 10-K filed April 12, 1995 (File No. 811-407).*

         Amendment to Amended and Restated Articles of Incorporation filed as
         Exhibit 3 to Form 10-K filed April 15, 1996 (File No. 811-407).*

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

-------------------------
*        Previously filed as indicated and incorporated herein by reference.

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

(11) Statement regarding computation of per share earnings. See Statements of Income - Two years ended December 31, 1994, in Item 8 hereof.

(27)     Financial Data Schedule, filed as Exhibit 27 hereto.

(b)      Reports on Form 8-K.

         None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         No annual report, proxy statement or other proxy soliciting material was sent to the security holders of the Registrant during the last fiscal year.

-----------------------
*        Previously filed as indicated and incorporated herein by reference.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    1150 LIQUIDATING CORPORATION

                                    Registrant



Date:  March 28, 1997               By   /s/ Charles A. Geer
                                        ----------------------------------------
                                        Charles A. Geer,
                                        Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 28, 1997               By  /s/ Charles A. Geer
                                       --------------------
                                       Charles A. Geer   Chief Executive Officer



Date:  March 5, 1997                By  /s/ Richard M. Evjen
                                       -----------------------------------------
                                       Richard M. Evjen                 Director




Date:  March 28, 1997               By  /s/ Kennon V. Rothchild
                                       -----------------------------------------
                                       Kennon V. Rothchild              Director



Date:  March 28, 1997               By  /s/ Robert M. Winslow
                                       -----------------------------------------
                                       Robert M. Winslow                Director




                                 Exhibit Index


   Exhibit No.                 Document                     Form of Filing
----------------      ---------------------------       -----------------------

       27             Financial Data Schedule           Electronic Transmission