Form 10-Q
period 1997-03-31
1150 LIQUIDATING CORP
filed 1997-05-14
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to



For Quarter Ended March 31, 1997                  Commission File Number 811-407


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

2,179,714 Common Shares were outstanding as of March 31, 1997



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

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                                   March 31,       December 31,
             ASSETS                                                                  1997              1996
                                                                                  ----------         ----------
                                                                                  (Unaudited)        (Audited)
Cash and cash equivalents                                                         $5,752,965         $5,861,428
Federal income tax refund                                                            120,000             15,541
Escrowed funds                                                                       899,509            888,634
Other assets                                                                          78,417             60,893
                                                                                  ----------         ----------
             Total assets                                                          6,850,891          6,826,496

             LIABILITIES

Reserve for taxes                                                                     60,000               --
Accounts payable                                                                     120,773            125,308
Reserve for estimated costs during the period of liquidation                         287,739            438,611
Reserve for legal expenses payable under settlement agreement                        250,000            250,000
                                                                                  ----------         ----------
             Total liabilities                                                       718,512            813,919

Common stock held by employee benefit plans - 304,693 shares (see Note 2)          2,665,936          2,639,835
                                                                                  ----------         ----------

             Net assets                                                           $3,466,443         $3,372,742
                                                                                  ==========         ==========

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans                                                  1,875,021          1,875,021
                                                                                  ==========         ==========

Net assets per common share outstanding                                           $     1.85         $     1.80
                                                                                  ==========         ==========



See Notes to Financial Statements.



                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             For the Period from December 31, 1994 to March 31, 1997

NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                           $(31,976,759)

Income from liquidating activities                                                    42,662,596

Preferred stock liquidation amount in excess
    of carrying value                                                                 (1,279,805)

Common stock dividend distribution - $2.75 per share                                  (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans                                          837,906

Allocation of net loss and carrying value to common
    stock held by employee benefit plans                                                 442,472
                                                                                    ------------

NET ASSETS AT DECEMBER 31, 1995                                                        4,692,196

Income (loss) from liquidating activities                                               (330,740)

Special allocation of carrying value to common stock held by
    employee benefit plans under settlement agreement (Note 2)                        (1,000,000)

Allocation of net loss and carrying value to
    common stock held by employee benefit plans                                           11,286
                                                                                    ------------

NET ASSETS AT DECEMBER 31, 1996                                                        3,372,742

Income from liquidating activities (January 1, 1997 through March 31, 1997)              108,928

Allocation of net income and carrying value to common stock
    held by employee benefit plans                                                       (15,227)
                                                                                    ------------
NET ASSETS AT MARCH 31, 1997 (unaudited)                                            $  3,466,443
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

                 Proceeds from the sale                                              $   34,445,877

                 Assets sold:
                    Investments                                                         808,543,939
                    Receivable from reinsurer                                            85,202,588
                    Deferred acquisition costs                                           61,683,713
                    Other assets                                                         14,863,970
                                                                                     --------------
                                                                                        970,294,210

                 Liabilities assumed:
                    Future policy benefits                                              861,067,924
                    Face amount certificate reserves                                     56,439,745
                    Accounts payable and other liabilities                               12,508,983
                                                                                     --------------
                                                                                        930,016,652
                                                                                     --------------
                 Net assets sold                                                         40,277,558
                                                                                     --------------
                 Less costs of the Transaction, including income
                    taxes of $408,000                                                       710,927
                                                                                     --------------

                 Net loss on sale of Company operations                              $   (6,542,608)
                                                                                     ==============

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

              As a result, the Company has adopted the liquidation basis of accounting effective January 1, 1995. Assets have been valued at estimated net realizable value and liabilities provide for all expenses to be incurred during the period of liquidation. The reserve for estimated costs during the period of liquidation includes what management anticipates are reasonable estimates of costs required to liquidate the Company's remaining assets and to defend known legal claims, as well as the estimated costs of directors and officers and legal, audit and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, particularly the litigation involving the Employee Benefit Plans and any now unknown liabilities or additional litigation (including any litigation resulting from the Schonlau investigation described in Note 3) and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at March 31, 1997 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at March 31, 1997. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to March 31, 1997.

              The financial statements included in this Form 10-Q have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the statement of net assets in liquidation and changes therein for all periods presented have been made.

              Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the SBM Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.

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


Note 2.       Common Stock Held by Employee Benefit Plans:

              The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of March 31, 1997 and outside of stockholders' equity on the Company's consolidated balance sheet as of December 31, 1996 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

              On the December 31, 1996 and March 31, 1997 statement of net assets in liquidation, the liability to the Plans has been shown as the estimated liquidation value of the Plans' shares of common stock under the settlement agreement discussed below, plus the $2.75 dividend escrowed in September, 1995, pursuant to the Plan of Dissolution described above in Note 1, plus interest earned on such escrowed amounts.

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

              The Company declined to repurchase such shares at the price demanded by the Trustee for various reasons, including those stated above, and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Stock Agreement ("Plan Litigation"). If the views of the Company or those of the largest non-plan shareholder (the Schonlau Trust) which is a party to such litigation prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Stock Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 escrowed dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the March 31, 1997 statement of net assets in liquidation to be $2.52 per share). If the view of the Plans' trustee prevails, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios net of the dividend distribution already received in 1995 (estimated to be approximately $10-$12 per share).

              While the Company believes its interpretation of the Stock agreement is correct, the determination that the views of the Trustee are correct would have the effect at March 31, 1997 of increasing the value of the shares held by the Plans by approximately $2.8 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.50 per share.

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

              During the year the Department of Labor (DOL) advised the Company of certain alleged violations of ERISA (of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and prohibited transactions based upon Section 406(b)(2) of ERISA) in connection with the Company's hanlding of the repurchase of shares owned by the Plans under the Put Agreement and the Internal Revenue Service (IRS) opened an audit alleging that the Company could be liable for certain excise taxes in connection with such matters. The Company objected to such allegations and, on February 27, 1997, received a letter fromt he DOL which advised it would take no further action in connection with the allegations if the litigation with the Plans is resolved pursuant to the Settlement Agreement and the Company subsequently was advised that the IRS would close its audit and not assess excise tax liabilities on the Company. These matters delayed implementation of the Settlement Agreement.

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

              The failure of the court to approve the Settlement Agreement would result in continued litigation between the Company, the Trustee, and Schonlau Trust or would require the parties to attempt to reach an alternative settlement agreement, either of which would lead to further delays in making liquidating distributions. As well, such failure would result in the re-opening of the DOL's allegations under ERISA.

              Should the Settlement Agreement not be executed and approved, the $1.0 million Special Allocation of Carrying Value to Common Stock Held by Employee Benefit Plans, as well as the $250,000 accrued payment for legal expenses payable under the Settlement Agreement would be reversed, and the Company would likely incur additional legal costs in defending its positions. The ultimate impact on the Company of these potential costs which includes litigation costs, potential settlement costs and exposure to IRS excise tax, are not reasonably estimable at this time.


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