Form 10-Q
period 1997-06-30
1150 LIQUIDATING CORP
filed 1997-08-13
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                         ----------------    ------------------


For Quarter Ended June 30, 1997                   Commission File Number 811-407

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

2,179,714 Common Shares were outstanding as of June 30, 1997

                          1150 LIQUIDATING CORPORATION


                                    I N D E X


                                                                           Page
                                                                           ----
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

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                                        June 30,           December 31,
             ASSETS                                                                       1997                 1996
                                                                                     --------------       --------------
                                                                                       (Unaudited)           (Audited)
Cash and cash equivalents                                                            $    5,757,568       $    5,861,428
Federal income tax refund                                                                   120,000               15,541
Escrowed funds                                                                              910,922              888,634
Other assets                                                                                 45,202               60,893
                                                                                     --------------       --------------
             Total assets                                                                 6,833,692            6,826,496

             LIABILITIES

Reserve for taxes                                                                            60,000                -
Accounts payable                                                                            108,662              125,308
Reserve for estimated costs during the period of liquidation                                257,427              438,611
Reserve for legal expenses payable under settlement agreement                               250,000              250,000
                                                                                     --------------       --------------
             Total liabilities                                                              676,089              813,919

Common stock held by employee benefit plans - 304,693 shares (see Note 2)                 2,679,280            2,639,835
                                                                                     --------------       --------------

             Net assets                                                              $    3,478,323       $    3,372,742
                                                                                     ==============       ==============

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans                                                         1,875,021            1,875,021
                                                                                     ==============       ==============

Net assets per common share outstanding                                              $         1.86       $         1.80
                                                                                     ==============       ==============



See Notes to Financial Statements.

                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             For the Period from December 31, 1994 to June 30, 1997



NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                          $  (31,976,759)

Income from liquidating activities                                                     42,662,596

Preferred stock liquidation amount in excess
    of carrying value                                                                  (1,279,805)

Common stock dividend distribution - $2.75 per share                                   (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans                                           837,906

Allocation of net loss and carrying value to common
    stock held by employee benefit plans                                                  442,472
                                                                                   --------------

NET ASSETS AT DECEMBER 31, 1995                                                         4,692,196

Income (loss) from liquidating activities                                                (330,740)

Special allocation of carrying value to common stock held by
    employee benefit plans under settlement agreement (Note 2)                         (1,000,000)

Allocation of net loss and carrying value to
    common stock held by employee benefit plans                                            11,286
                                                                                   --------------

NET ASSETS AT DECEMBER 31, 1996                                                         3,372,742

Income from liquidating activities (January 1, 1997 through June 30, 1997)                122,738

Allocation of net income and carrying value to common stock
    held by employee benefit plans                                                        (17,157)
                                                                                   --------------
NET ASSETS AT JUNE 30, 1997 (unaudited)                                            $    3,478,323
                                                                                   ==============



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

              As a result, the Company has adopted the liquidation basis of accounting effective January 1, 1995. Assets have been valued at estimated net realizable value and liabilities provide for all expenses to be incurred during the period of liquidation. The reserve for estimated costs during the period of liquidation includes what management anticipates are reasonable estimates of costs required to liquidate the Company's remaining assets and to defend known legal claims, as well as the estimated costs of directors and officers and legal, audit and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, particularly the litigation involving the Employee Benefit Plans and any now unknown liabilities or additional litigation (including

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 1.       Sale and Liquidation of the Company (Continued):

              any litigation resulting from the Schonlau investigation described in Note 3) and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at June 30, 1997 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at June 30, 1997. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to June 30, 1997.

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


Note 2.       Common Stock Held by Employee Benefit Plans:

              The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of June 30, 1997 and outside of stockholders' equity on the Company's consolidated balance sheet as of December 31, 1996 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

              On the December 31, 1996 and June 30, 1997 statement of net assets in liquidation, the liability to the Plans has been shown as the estimated liquidation value of the Plans' shares of common stock under the settlement agreement discussed below, plus the $2.75 dividend escrowed in September, 1995, pursuant to the Plan of Dissolution described above in Note 1, plus interest earned on such escrowed amounts. Interest earned from January 1, 1997 through June 30, 1997 is $22,288.

              Escrowed funds represent distributions and related interest thereon allocated to the Plans which is currently being retained in a court ordered trust account pending settlement of the amounts owed them.

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 2.       Common Stock Held by Employee Benefit Plans (Continued):

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

              The Company declined to repurchase such shares at the price demanded by the Trustee for various reasons, including those stated above, and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Stock Agreement ("Plan Litigation"). If the views of the Company or those of the largest non-plan shareholder (the Schonlau Trust) which is a party to such litigation prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Stock Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 escrowed dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the June 30, 1997 statement of net assets in liquidation to be $2.52 per share). If the view of the Plans' trustee prevails, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios net of the dividend distribution already received in 1995 (estimated to be approximately $10-$12 per share).

              While the Company believes its interpretation of the Stock agreement is correct, the determination that the views of the Trustee are correct would have the effect at June 30, 1997 of increasing the value of the shares held by the Plans by approximately $2.8 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.50 per share.

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

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 2.       Common Stock Held by Employee Benefit Plans (Continued):

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

              In October 1996, the Company, the Schonlau Trust and the Trustee agreed to sign the Settlement Agreement and proceed with its implementation at such time as the allegations of the DOL and IRS were resolved in a manner satisfactory to all parties to the Plan litigation. In June 1997, these allegations of the DOL and IRS having been resolved, the Settlement Agreement was signed by all parties and was submitted to the court for approval. As part of the approval process, a Notice of Settlement Hearing has been sent to all Plan and non-Plan shareholders advising them of their rights with respect to the Settlement Hearing scheduled for August 21, 1997. While the Company believes the Settlement Agreement will be approved by the court, its effectiveness is conditioned upon such approval and there can be no assurance that the Settlement Agreement ultimately will be approved by the court.

              The failure of the court to approve the Settlement Agreement would result in continued litigation between the Company, the Trustee, and Schonlau Trust or would require the parties to attempt to reach an alternative settlement agreement, either of which would lead to further delays in making liquidating distributions. As well, such failure might result in the re-opening of the DOL's allegations under ERISA and the IRS allegations relating thereto.

              Should the Settlement Agreement not be executed and approved, the $1.0 million Special Allocation of Carrying Value to Common Stock Held by Employee Benefit Plans, as well as the $250,000 accrued payment for legal expenses payable under the Settlement Agreement would be reversed, and the Company likely would incur additional legal costs in defending its positions. The ultimate impact on the Company of these potential costs which includes litigation costs, potential settlement costs and exposure to IRS excise tax, are not reasonably estimable at this time.

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


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

              The Company is also undergoing audits by the Internal Revenue Service of the years 1986-1990 and 1991-1993. An adjustment agreement, which is not material to the Company's financial condition, has been executed by the Company and the Internal Revenue Service with respect to the years 1986-1990 and will be effective if and when approved by the Joint Committee of Congress. A report has been received with respect to the audit of the years 1991-1993, and adjustments resulting therefrom are not expected to be material to the Company's financial position.

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


                                   1150 LIQUIDATING CORPORATION



Date__________________             By:  /s/ Charles A. Geer
                                        Charles A. Geer

                                   Its: President and Chief Financial Officer