Form 10-Q
period 1997-09-30
1150 LIQUIDATING CORP
filed 1997-11-10
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to___________________


For Quarter Ended September 30, 1997              Commission File Number 811-407


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

2,179,714 Common Shares were outstanding as of September 30, 1997

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

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                                                                      September 30,        December 31,
             ASSETS                                                                       1997                 1996
                                                                                     --------------       --------------
                                                                                      (Unaudited)            (Audited)
Cash and cash equivalents                                                            $    5,705,947       $    5,861,428
Federal income tax refund                                                                   134,961               15,541
Escrowed funds                                                                              922,002              888,634
Other assets                                                                                387,354               60,893
                                                                                     --------------       --------------
             Total assets                                                                 7,150,264            6,826,496

             LIABILITIES

Reserve for taxes                                                                           100,000                -
Accounts payable                                                                             37,545              125,308
Reserve for estimated costs during the period of liquidation                                229,177              438,611
Reserve for legal expenses payable under settlement agreement                               250,000              250,000
                                                                                     --------------       --------------
             Total liabilities                                                              616,722              813,919

Common stock held by employee benefit plans - 304,693 shares (see Note 2)                 2,741,363            2,639,835
                                                                                     --------------       --------------

             Net assets                                                              $    3,792,179       $    3,372,742
                                                                                     ==============       ==============

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans                                                         1,875,021            1,875,021
                                                                                     ==============       ==============

Net assets per common share outstanding                                              $         2.02       $         1.80
                                                                                     ==============       ==============


See Notes to Financial Statements.

                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
           For the Period from December 31, 1994 to September 30, 1997

NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                            $  (31,976,759)

Income from liquidating activities                                                       42,662,596

Preferred stock liquidation amount in excess
    of carrying value                                                                    (1,279,805)

Common stock dividend distribution - $2.75 per share                                     (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans                                             837,906

Allocation of net loss and carrying value to common
    stock held by employee benefit plans                                                    442,472
                                                                                     --------------

NET ASSETS AT DECEMBER 31, 1995                                                           4,692,196

Income (loss) from liquidating activities                                                  (330,740)

Special allocation of carrying value to common stock held by
    employee benefit plans under settlement agreement (Note 2)                           (1,000,000)

Allocation of net loss and carrying value to
    common stock held by employee benefit plans                                              11,286
                                                                                     --------------

NET ASSETS AT DECEMBER 31, 1996                                                           3,372,742

Income from liquidating activities (January 1, 1997 through September 30, 1997)             487,596

Allocation of net income and carrying value to common stock
    held by employee benefit plans                                                          (68,159)
                                                                                     --------------

NET ASSETS AT SEPTEMBER 30, 1997 (unaudited)                                         $    3,792,179
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

              (including any litigation resulting from the Schonlau investigation described in Note 3) and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at September 30, 1997 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at September 30, 1997. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to September 30, 1997.

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

Note 2.       Common Stock Held by Employee Benefit Plans:

              The Company's two employee benefit plans ("Plans") own 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of September 30, 1997 and outside of stockholders' equity on the Company's consolidated balance sheet as of December 31, 1996 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

              On the December 31, 1996 and September 30, 1997 statement of net assets in liquidation, the liability to the Plans has been shown as the estimated liquidation value of the Plans' shares of common stock under the settlement agreement discussed below, plus the $2.75 dividend escrowed in September, 1995, pursuant to the Plan of Dissolution described above in Note 1, plus interest earned on such escrowed amounts. Interest earned from January 1, 1997 through September 30, 1997 is $33,369.

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

              The Company declined to repurchase such shares at the price demanded by the Trustee for various reasons, including those stated above, and commenced a declaratory judgment action in Minnesota District Court in March 1995 to determine its repurchase obligation and the applicable price under the Stock Agreement ("Plan Litigation"). If the views of the Company or those of the largest non-plan shareholder (the Schonlau Trust) which is a party to such litigation prevail, either the Company will have no obligation to purchase the shares held by the Plans under the Stock Agreement or the price at which any such repurchase obligation exists will be based either on the December 31, 1994 appraised value of the shares ($5.38 per share) less the 1995 escrowed dividend distribution ($2.75 per share) or the pro-rata estimated liquidation value of all of the Company's common shares pursuant to the Plan of Dissolution (estimated for purposes of the September 30, 1997 statement of net assets in liquidation to be $2.52 per share). If the view of the Plans' trustee prevails, the Company will have the obligation to repurchase all of the shares held by the Plans at the December 31, 1994 adjusted book value of such shares on the books of the Company using the amortized cost of the Company's investment portfolios net of the dividend distribution already received in 1995 (estimated to be approximately $10-$12 per share).

              While the Company believes its interpretation of the Stock agreement is correct, the determination that the views of the Trustee are correct would have the effect at September 30, 1997 of increasing the value of the shares held by the Plans by approximately $2.76 million and reducing net assets in liquidation available for other shareholders by a like amount, thereby reducing the anticipated per share liquidating value under the Plan of Dissolution of all other shares by about $1.47 per share.

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

              During the year the Department of Labor (DOL) advised the Company of certain alleged violations of ERISA (of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and prohibited transactions based upon Section 406(b)(2) of ERISA) in connection with the Company's handling of the repurchase of shares owned by the Plans under the Put Agreement and the Internal Revenue Service (IRS) opened an audit alleging that the Company could be liable for certain excise taxes in connection with such matters. The Company objected to such allegations and, on February 27, 1997, received a letter from the DOL which advised it would take no further action in connection with the allegations if the litigation with the Plans is resolved pursuant to the Settlement Agreement and the Company subsequently was advised that the IRS would close its audit and not assess excise tax liabilities on the Company. These matters delayed implementation of the Settlement Agreement.

              In October 1996, the Company, the Schonlau Trust and the Trustee agreed to sign the Settlement Agreement and proceed with its implementation at such time as the allegations of the DOL and IRS were resolved in a manner satisfactory to all parties to the Plan litigation. In June 1997, these allegations of the DOL and IRS having been resolved, the Settlement Agreement was signed by all parties and was submitted to the court for approval. A hearing was held on August 21, 1997 and Judge William R. Howard approved the settlement and entered the Order Approving Settlement. The Settlement will become effective on November 21, 1997 as long as no appeal is taken from Judge Howard's Order.

              Once the settlement becomes effective, the Company will pay the $1.0 million special allocation of carrying value to common stock held by employee benefit plans, as well as the $250,000 accrued payment for legal expenses payable under the Settlement Agreement. Furthermore, upon the settlement becoming effective, the initial liquidating distribution allocable to the Plans in the amount of $2.75 per share, which is currently being held in an interest bearing escrow account pursuant to court order, will be released to Firstar for the benefit of Plan participants.

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

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)

Note 3.       Other Matters (Continued):

              At this time, it is impossible to anticipate whether the Schonlau Trust, or other shareholders, will commence suit with respect to the above, or other matters, and, if so, who would be named as defendants. Presumably, the Schonlau Trust would not commence any such action unless it believed that a substantial likelihood existed that the liquidation value of the Company, net to shareholders, would be materially enhanced by its efforts. Such a determination would have to factor in the following, and other considerations: (i) likely expenses to be incurred by the Company in supporting any such litigation; (ii) the expenses to be incurred by the Company in connection with its obligations to defend and indemnify present and past officers and directors in the event they were to become involved in any such litigation;
              (iii) expenses to be incurred by the Company in defending against probable third party claims, including claims for indemnity and contribution.

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

              The Company is also undergoing audits by the Internal Revenue Service of the years 1986-1990 and 1991-1993. An adjustment agreement, which is not material to the Company's financial condition, has been executed by the Company and the Internal Revenue Service with respect to both audits and subsequently approved by the Joint Committee of Congress.

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


                                      1150 LIQUIDATING CORPORATION



Date                                  By:  /s/ Charles A. Geer
    -----------------------                -------------------------------------
                                           Charles A. Geer

                                      Its: President and Chief Financial Officer