Form 10-K405
period 1997-12-31
1150 LIQUIDATING CORP
filed 1998-03-31
CIK 93706

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997          Commission File No. 811-407

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

Number of shares of common stock outstanding at March 1, 1998          2,179,714

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

DISTRIBUTIONS

         Immediately after the closing of the Sale Transaction, the Company made liquidating distributions to the holders of the Series A Mandatory Redeemable Voting Convertible Preferred Stock of the Company (the "Preferred Stock") in the aggregate amount of $20.5 million, representing an aggregate liquidation preference of $19.0 million and accrued and unpaid dividends of $1.5 million. No further liquidation payments are required with respect to the Preferred Stock. To date the Company has made liquidating distributions equal to an aggregate of $5,994,214 million or $2.75 per share with respect to the Common Stock of the Company (the "Common Stock"). Such distributions made with respect to the Common Stock held by the Company's Thrift Plan and Profit Sharing Stock Plan (collectively, the "Plans") had been held until December 1, 1997 in an interest-bearing escrow account pursuant to a court order. On December 1, 1997 as a result of the terms of a settlement agreement, the distributions were released to the trustee for the Plans. The remaining proceeds of the Sale Transaction of approximately $5 million are being invested in a short-term government money market fund pending the resolution of liabilities of the Company. See "Litigation" below. The Company does not expect to distribute all of the remaining cash proceeds of the Sale Transaction until all known debts, obligations and liabilities of the Company, including contingent liabilities, have been paid or adequate provision has been made therefor, and there are no pending legal, administrative or arbitration proceedings by or against the Company or adequate provision has been made therefor.

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

ITEM 3. LEGAL PROCEEDINGS

         Pursuant to the terms of the stock agreement (the "Stock Agreement") between the Company and Firstar Trust Company of Minnesota, the trustee of the Plans (the "Trustee"), was entitled, under certain circumstances, to "put" shares of Common Stock in the Plans back to the Company at the higher of fair market value or adjusted book value. Prior to the liquidating distributions on February 16, 1998, the Plans held 304,693 shares of Common Stock. The Company historically has calculated adjusted book value by reference to its financial statements, which are prepared in accordance with generally accepted accounting principles. Effective January 1, 1994, Statement of Financial Accounting Standards 115 ("SFAS 115") required the Company to reflect on its financial statements the fair values for trading and available-for-sale debt securities. Specifically, SFAS 115 requires the Company to reflect on its financial statements the unrealized losses on those securities.

         In January 1995, the Trustee notified the Company of an attempted exercise of a put back to the Company of all shares of Common Stock in the Plans. The Company and the Trust under the Will of T.H. Schonlau, a shareholder of the Company (the "Schonlau Trust"), objected to the attempted put. The Trustee argued that the adjusted book value of the shares in the Plans should be computed based upon a pre-SFAS 115 amortized cost method of valuing portfolio securities, resulting in a value at December 31, 1994 of approximately $14.50 per share. As a result of the adoption of SFAS 115 and the depreciation in the market value of the Company's debt securities in 1994, the "book value" of the Common Stock decreased significantly. A valuation performed during 1995 as of December 31, 1994 for purposes of a fair market valuation of the Common Stock in the Plans showed a value of $5.38 per share. The adjusted book value of the Common Stock, computed in accordance with SFAS 115, was a negative value at December 31, 1994.

         On March 1, 1995, the Company filed a state court declaratory judgment action in this matter seeking an interpretation of the Stock Agreement (the "Plan litigation"). The action named as defendants the Trustee and the Schonlau Trust, which holder alleged that it fairly and adequately represented the interests of the Company's other non-Plan holders of Common Stock. The Company in its complaint asserted that (i) the put right that the Trustee has with regard to the Common Stock in the Plans is a liquidity put, and cannot be used to put the entire block of Common Stock back to the Company; (ii) the book value of the Common Stock must be computed in accordance with SFAS 115; (iii) the Stock Agreement terminates upon dissolution of the Company, and the Company is in the process of dissolving; and (iv) the Trustee waived and/or is estopped from asserting its alleged interpretation of the Stock Agreement. The

Company also requested a declaratory judgment determining the merits of the state law claims asserted by the Schonlau Trust set forth in its counterclaim and crossclaim. The Schonlau Trust sought a declaratory judgment that (i) the stock redemption contemplated by the Trustee's attempted put would constitute an illegal distribution in violation of Section 302A.551 of the Minnesota Statutes, and (ii) the holders of all of the Common Stock of the Company other than the Plans are entitled to demand dissenters' rights pursuant to Section 302A.471 and were further entitled to prior payment of the fair value of their shares of Common Stock owned as of September 1, 1993 (the date the redemption right and preference was allegedly established pursuant to the Stock Agreement). In a counterclaim, the Trustee also sought to hold the Company liable as a "fiduciary" of the Plans under the Employee Retirement Income Security Act ("ERISA").

         On November 13, 1995, the Company, the Trustee and the Schonlau Trust agreed upon a settlement of the litigation and executed a settlement agreement in principle. A final and more formal settlement agreement (the "Settlement Agreement") was executed on June 6, 1997. As explained below, this delay of approximately sixteen months was caused in large part by the investigations of the Department of Labor and the Internal Revenue Service into this matter.

         In general, the Settlement Agreement provided for payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of Common Stock held by the Plans. This amount included $150,000 in partial payment of attorneys' fees incurred by the Trustee. The Settlement Agreement also provided for the payment by the Company of $100,000 of the litigation costs incurred by the Schonlau Trust. The amounts paid as part of the settlement are in addition to the pro rata amounts payable to Plan shareholders (determined without regard to the settlement amounts) and are paid out of the amount otherwise available for pro rata distribution in liquidation to non-Plan shareholders. Therefore, based on December 31, 1997 financial statements and assuming that no liabilities in addition to those liabilities incurred as of December 31, 1997 are incurred by the Company and that general and administrative expenses incurred by the Company during liquidation do not exceed the reserve therefor. Plan shareholders may expect to receive additional liquidating distributions of $5.96 per share (which takes into account $.34 per share liquidating expenses paid largely to the Trustee) in addition to the $2.75 previously distributed (for a total of $8.71 per share in liquidating distributions) and non-Plan shareholders may expect to receive additional liquidating distributions of $2.04 per share (for a total of $4.79 per share in liquidating distributions).

         The Settlement Agreement also contains a provision barring Plan and non-Plan shareholders from asserting any claims against the Company, the Trustee and the Schonlau Trust (and affiliated persons) and the Plans, the administrative committees for the Plans and members of such committees which arise out of, relate to, or exist by reason of, the subject matter of the Plan litigation or the settlement of the Plan litigation. Among the claims not released by the Plan and non-Plan shareholders and specifically preserved in the Settlement Agreement are claims (i) relating to transactions between ARM Financial and the holders of Preferred Stock in which Preferred Stock was sold to ARM Financial, (ii) relating to the purchase or sale by the Company or its affiliates of mortgage backed securities and stripped mortgage backed securities, (iii) against the Company's auditors or accountants which may arise from the purchase or sale by the Company or its affiliates of mortgage backed securities, and (iv) relating to the sale in 1994 by Roman Schmid of certain shares of Common Stock to the holders of the Preferred Stock. The specific preservation of such claims in the Settlement Agreement was made at the request of the Schonlau Trust. The Company has been advised that the Schonlau Trust has been investigating some or all of these potential claims and has not yet decided whether to pursue any of them. To the extent that any claims are brought against officers or directors of the Company or other third parties, the Company could be required to provide defense and/or indemnity or contribution to one or more such parties. The Company could also be named as a party in a shareholder's derivative action and may incur costs in connection therewith.

         The Settlement Agreement further provided that it would not become effective until the following occurred: 1) a mandatory settlement class of non-Plan shareholders was certified by the Court; 2) the parties provided notice of the settlement to all Plan and non-Plan shareholders; 3) the Court held a hearing at which the parties would present evidence concerning the fairness of the settlement and the Plan and non-Plan shareholders had the opportunity to object to the settlement; and 4) following the hearing the Court approved the settlement and entered a bar order consistent with the Settlement Agreement as described above.

         On June 10, 1996 (after the settlement agreement in principle was signed, but before the execution of the Settlement Agreement), the Company received a letter from the Department of Labor (the "DOL") which alleged certain violations of ERISA (the "DOL Letter"). The DOL Letter alleged that the Company and its officers and directors and the Administrative Committee, as Plan Administrator, were fiduciaries of the Plan and that therefore the Company and such individuals, in taking positions adverse to the Trustee in the Plan litigation, breached their fiduciary duties under Sections 404(a)(1)(A), (B) and
(D) of ERISA and engaged in prohibited transactions that violated Sections 406
(a)(1)(A), 406(b)(1) and 406(b)(2) of ERISA.

         The Company responded to the DOL's allegations on a number of levels. The Company asserted that, in the context of redeeming stock held by the Plans and in the Plan litigation, the Company was not acting as a fiduciary of the Plans and therefore was not subject to the fiduciary duty or prohibited transactions provisions of ERISA. Since the Company acts only in a corporate or "settlor" capacity when it redeems its stock, the subject matter of the Plan litigation, the positions taken by the Company and its officers and directors in the Plan litigation did not violate any provisions of ERISA. The Company also argued that, assuming the existence of a fiduciary duty, it did not breach such duty or engage in prohibited transactions for a number of reasons. First, it did not violate Sections 406 (a)(1)(A) and 406(b)(1) of ERISA because the Company did not use assets of the Plans for its own benefit or for its own account. Second, it did not violate Section 406(b)(2) of ERISA because the Company took appropriate steps to relieve itself of any conflict of interest when it named the Trustee as a defendant in the Plan litigation. The Trustee has acted as an independent fiduciary in the Plan litigation representing the interests of the Plan and the Plan shareholders. Third, the Company has attempted to represent the interests of all shareholders of the Company in the Plan litigation, including the Plan shareholders, in that the Company has at times taken positions in the Plan litigation favorable to Plan shareholders. On February 27, 1997, the Company received a letter from the DOL which stated that, upon further consideration of the facts of the case and the arguments raised by the Company, the DOL no longer believed that the Company violated Sections 406(a)(1)(A) and 406(b)(1) of ERISA. In addition, the DOL indicated that it would take no further action with respect to its allegations of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and of prohibited transactions in violation of Section 406(b)(2) of ERISA if the Plan litigation were resolved in accordance with the Settlement Agreement.

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

         On August 21, 1997, the Court held a hearing as required under the terms of the Settlement Agreement. No objections were made to the settlement by any shareholder, Plan or non-Plan, at the hearing. At the conclusion of the hearing, the Court entered an Order approving the settlement, certifying a mandatory settlement class of non-Plan shareholders, and barring Plan and non-Plan shareholders from asserting any claims against the Company, the Trustee and the Schonlau Trust (and affiliated persons) and the Plans, the administrative committees for the Plans and members of such committees which arise out of, relate to, or exist by reason of, the subject matter of the Plan litigation or the settlement of the Plan litigation. Accordingly, the Settlement Agreement became effective on November 19, 1997. Pursuant to the terms of the Settlement Agreement, on or about December 1, 1997, the Company made settlement payments totaling $1.15 million to the Trustee and a settlement payment of $100,000 to the Schonlau Trust. Also, on or about December 1, 1997, the Company's initial liquidating distribution to the Trustee, which had been held in escrow pending resolution of the Plan litigation, was released to the Trustee.

         In a related matter, the Company entered into a Settlement Agreement and Release of Claims ("Release") with Nutmeg Insurance Company and Pacific Insurance Company, the

Company's fiduciary liability insurers (the "Insurers"), on October 3, 1997. Under the terms of that Release, the Company agreed to release its claims for coverage under the Insurers' fiduciary liability policies with respect to claims arising out of, or related to, the Trustee's Counterclaims in the Plan litigation and the DOL and IRS investigations described above, in return for a payment of $340,000. The settlement between the Company and the Insurers was concluded on December 3, 1997, when the Company received the Insurers' settlement payment.

         The Internal Revenue Service has audited the Company for the years 1986-1990 and 1991-1993. The Company and the IRS have entered into adjustment agreements with respect to each period. The Company has made all necessary payments. However, certain interest adjustments are being negotiated and the Company expects to receive payments from the IRS, which payments, if received, will not be material to the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         GENERAL. As of March 1, 1998, there were approximately 356 holders of record of the Common Stock. The Common Stock is not listed on any securities exchange, nor is it traded or quoted through the facilities of any national market system or automated quotations system or traded in the over-the-counter market. Any trading in the Common Stock has been either (i) in privately negotiated transactions among shareholders or between shareholders and third parties or (ii) in transactions between shareholders and the Company (primarily between the Company and the Plans pursuant to the terms of the Plans). The Company believes that there has not been sufficient trading in the Common Stock to establish any readily ascertainable market value for the Common Stock. Nor, generally, does the Company have knowledge of the price or other terms upon which Common Stock is traded among shareholders.

         DIVIDENDS. The Company has not paid dividends with respect to its Common Stock since the second quarter of 1994 and has no current intentions of paying dividends on its Common Stock, other than liquidating distributions.

ITEM 6. SELECTED FINANCIAL DATA

         The following financial data of the Company is presented for the three-year period ended December 31, 1997 on a liquidation basis.

STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 1997, 1996 AND 1995.


                                                          1997           1996            1995
                                                       ----------     ----------     ----------
ASSETS
Cash and short term investments                        $5,015,688     $5,861,428     $6,048,325
Federal income tax refund                                                 15,541        118,831
Escrowed funds                                                           888,634        846,419
Other assets                                               36,971         60,893         13,188
                                                       ----------     ----------     ----------
                                                        5,052,669      6,826,496      7,026,763
LIABILITIES
Accounts payable                                           83,888        125,308         55,166
Reserve for estimated costs during
 the period of liquidation                                245,239        438,611        577,527

Reserve for legal expenses payable
   under Settlement Agreement                                            250,000
Reserve for taxes                                          70,000                        92,968
                                                       ----------     ----------     ----------
       Total Liabilities                                  399,127        813,919        725,661
Common stock held by Employee Benefit Plans -
    304,693 shares(1)                                     825,231      2,639,835      1,608,906
                                                       ----------     ----------     ----------

Net asset available to common shareholders             $3,828,311     $3,372,742     $4,692,196
                                                       ==========     ==========     ==========

Common shares outstanding - 2,179,714 less 304,693
shares held by Employee Benefit Plans(1)                1,875,021      1,875,021      1,875,021
                                                       ==========     ==========     ==========

Net Assets per common share outstanding                $     2.04     $     1.80     $     2.50
                                                       ==========     ==========     ==========
-----------------------

(1) On February 16, 1998 the shares were distributed to the participants of the Plans. See "Legal Proceedings".

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                              1997              1996               1995
                                                          ------------      ------------      ------------
NET ASSETS (DEFICIT) AT BEGINNING OF YEAR                 $  3,372,742      $  4,692,196      $(31,976,759)
Income (loss) from liquidating activities                      529,599          (330,740)       42,662,596
Special allocation of carrying value to common stock
    held by Employee Benefit Plans under Settlement
    Agreement                                                                 (1,000,000)
Preferred stock liquidation amount in excess of
    carrying value                                                                              (1,279,805)
Common stock dividend distribution - $2.75 per share                                            (5,994,214)
Allocation of common stock dividend distribution to
    common stock held by Employee Benefit Plans                                                    837,906
Allocation of (income) loss and carrying value to
    common stock held by Employee Benefit Plans                (74,030)           11,286           442,472
                                                          ------------      ------------      ------------
NET ASSETS AT END OF YEAR                                 $  3,828,311      $  3,372,742      $  4,692,196
                                                          ============      ============      ============

         The following selected financial data of the Company is presented for the two years ended December 31, 1994 on a going concern basis.

                                      For the Year Ended December 31,
                                 -----------------------------------------
                                         1994                  1993
                                         ----                  ----
                                 (in thousands, except for per share data)

Total Revenues                          $   59,932      $   72,047
Income (Loss) From Continuing
    Operations(1)                           (3,604)          3,748
Net Income (Loss)                           (3,604)          3,748
Per Common Share:
    Primary:
       Continuing Operations                 (2.40)           1.35
       Net Income (Loss)                     (2.40)           1.35
    Fully diluted:
       Continuing Operations                 (2.40)           1.32
       Net Income (Loss)                     (2.40)           1.32
Dividends declared per share:
       Common Stock                            .10             .40
       Mandatory Redeemable Voting
         Convertible Preferred Stock         40.00           80.00

                                              As of December 31,
                                              ------------------
                                            1994            1993
                                            ----            ----
                                                (in thousands)


Total Assets                               969,364       1,024,910
Face Amount Certificate Reserves            60,355          67,029
Future Policy Benefits                     910,104         891,923
Mandatory Redeemable Voting
    Convertible Preferred Stock             18,486          17,590
Common Stock Held by Employee
    Benefit Plans                            1,917           4,809
Stockholders' Equity (Deficit)(1)          (31,977)         31,959
Total Assets of Affiliated Mutual Fund
Companies                                  203,691         209,461

------------------
(1) Effective January 1, 1994, the Company adopted SFAS 115 which had a significant effect on stockholders' equity.

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

         In 1994, as a result of a combination of factors, the Company was required to look to outside sources for capital and ultimately entered into the sale of the Company's operations to ARM Financial. The events leading to the sale of the Company's operations to ARM Financial included the required adoption of SFAS 115 effective January 1, 1994 and the rapidly rising interest rates in 1994. These factors resulted in significantly reduced market values in the Company's investment portfolio, especially its Collateralized Mortgage Obligations ("CMOs"), which adversely impacted stockholders' equity through the recording of unrealized losses. This decline in investment portfolio value and stockholders' equity caused regulatory concerns regarding the capital adequacy of the Company. In addition, A.M. Best reduced the Company's rating to B+ which caused significant concern in the marketplace, along with further concern by regulators, as to the adequacy of the Company's capital base. The sale of the Company's operations became the solution to the capital issues.

         Subsequent to the Sale Transaction, the Company had no operations. Upon closing of the Sale Transaction, the Company redeemed the Preferred Stock at its liquidation value ($19 million) plus $1.5 million of dividends in arrears. The remaining proceeds from the Sale Transaction have been invested in a short-term government money market fund. The Company is in the process of paying, and making provision for, its remaining liabilities and has made an initial distribution to holders of the Common Stock. The remaining proceeds will be distributed once all other liabilities have been satisfied. See Note 2 to the Company's Financial Statements in Item 8 hereof.

TWO YEARS ENDED DECEMBER 31, 1997

         The terms of the Sale Transaction were largely established in January 1995 and were finalized as of February 16, 1995. Such terms were not subject to variation due to changes in the market value of the Company's available-for-sale securities or the Company's results of operations through the closing of the Sale Transaction.

         As a result of the sale of its operations effective May 31, 1995, the Company believes that performance and results of operations for fiscal 1995 are not comparable with results of fiscal 1994 and prior fiscal years. Revenue for the periods June 1, 1995 to December 31, 1995, January 1, 1996 to December 31, 1996 and January 1, 1997 to December 31, 1997 consisted almost entirely of earnings on invested assets and certain insurance proceeds. Expenses for the same period consisted primarily of general and administrative expenses incurred in connection with winding up the affairs of the Company, expenses incurred in connection with the settlement of the litigation with the Trustee of the Plans and resolving the allegations of the DOL and the IRS, and expenses associated with reconciling payments made at the June 15, 1995 closing of the Sale Transaction to final accounting and tax obligations at May 31, 1995. See "Litigation" and Note 2 to the Company's Financial Statements in Item 8 hereof.

         Net assets ultimately available for distribution to shareholders of the Company will depend upon the amount needed to satisfy, or make adequate provision for, all known debts, obligations and liabilities of the Company and any legal, administrative or arbitration proceeding by or against the Company, and the expenses and liabilities incurred in connection therewith. The Statement of Net Assets in Liquidation as of December 31, 1997 and 1996 includes accruals for general and administrative expenses anticipated by the Company to be incurred with respect to resolving certain known liabilities in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be adjusted for additional liabilities that must be satisfied, and to the extent general and administrative expenses incurred exceeds the reserve for estimated costs during the period of liquidation included in the Statement of Net Assets in Liquidation as of December 31, 1996. These potential costs could have a material adverse effect on the Company and could substantially reduce the amount of liquidating distributions available to shareholders and Plan participants. See "Legal Proceedings".

         As noted in Note 1 to the Company's Financial Statements in Item 8 hereof and under "Sale of Company Operations" above, the Company has no remaining operations and therefore no capital resources or liquidity issues. As previously discussed, the Company is in the process of liquidating and distributing the proceeds from the sale of its operations to the Company's shareholders. An initial distribution was made in August 1995 and a final distribution will be made as soon as practicable after all other liabilities are satisfied.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
1150 Liquidating Corporation
Minneapolis, Minnesota

We have audited the accompanying statements of net assets in liquidation of 1150 Liquidating Corporation (the Company) as of December 31, 1997 and 1996 and the related statements of changes in net assets for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Board of Directors of the Company approved a plan of liquidation in May 1995 and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going-concern basis to the liquidation basis, effective January 1, 1995.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of 1150 Liquidating Corporation at December 31, 1997 and 1996 and the changes in its net assets in liquidation for the three years then ended, in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.




Minneapolis, Minnesota
March 20, 1998

1150 LIQUIDATING CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 1997 AND 1996

----------------------------------------------------------------------------------------------------

                                                                              1997            1996

ASSETS
Cash and short-term investments                                            $5,015,698     $5,861,428
Federal income tax refund                                                                     15,541
Escrowed funds                                                                               888,634
Other assets                                                                   36,971         60,893
                                                                           ----------     ----------
                                                                            5,052,669      6,826,496

LIABILITIES

Accounts payable                                                               83,888        125,308
Reserve for estimated costs during the period of liquidation (Note 2)         245,239        438,611
Reserve for legal expenses payable under Settlement Agreement (Note 2)                       250,000
Reserve for taxes                                                              70,000
                                                                           ----------     ----------
           Total liabilities                                                  399,127        813,919

Common stock held by Employee Benefit Plans - 304,693
   shares (Notes 2 and 3)                                                     825,231      2,639,835
                                                                           ----------     ----------

Net asset available to common shareholders                                 $3,828,311     $3,372,742
                                                                           ==========     ==========

Common shares outstanding - 2,179,714 less 304,693 shares
   held by Employee Benefit Plans                                           1,875,021      1,875,021
                                                                           ==========     ==========

Net assets per common share outstanding (Note 2)                           $     2.04     $     1.80
                                                                           ==========     ==========


See notes to financial statements.

1150 LIQUIDATING CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

-------------------------------------------------------------------------------------------------------------------

                                                                           1997             1996           1995

NET ASSETS (DEFICIT) AT BEGINNING OF YEAR                             $   3,372,742   $  4,692,196  $   (31,976,759)

Income (loss) from liquidating activities (Note 1)                          529,599       (330,740)      42,662,596
Special allocation of carrying value to common stock held by
   Employee Benefit Plans under Settlement Agreement (Note 2)                           (1,000,000)
Preferred stock liquidation amount in excess of carrying value                                           (1,279,805)
Common stock dividend distribution - $2.75 per share                                                     (5,994,214)
Allocation of common stock dividend distribution to common
   stock held by Employee Benefit Plans                                                                     837,906
Allocation of (income) loss and carrying value to common stock
   held by Employee Benefit Plans                                           (74,030)        11,286          442,472
                                                                      -------------   ------------  ---------------

NET ASSETS AT END OF YEAR                                             $   3,828,311   $  3,372,742  $     4,692,196
                                                                      =============   ============  ===============


See notes to financial statements.

1150 LIQUIDATING CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996

1.     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

       BASIS OF PRESENTATION
       The financial statements at December 31, 1997 and the three years then ended include the accounts of 1150 Liquidating Corporation, formerly SBM Company (the Company). These financial statements have been prepared in accordance with generally accepted accounting principles.

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


       The following summarizes certain amounts related to the Transaction:

       Proceeds from the sale                                                       $  34,445,877

         Assets sold:
           Investments                                                                808,543,939
           Receivable from reinsurer                                                   85,202,588
           Deferred acquisition costs                                                  61,683,713
           Other assets                                                                14,863,970
                                                                                    -------------
                                                                                      970,294,210
         Liabilities assumed:
           Future policy benefits                                                     861,067,924
           Face amount certificate reserves                                            56,439,745
           Accounts payable and other liabilities                                      12,508,983
                                                                                    -------------
                                                                                      930,016,652
                                                                                    -------------

         Net assets sold                                                               40,277,558

         Less costs of the Transaction, including income
           taxes of $408,000                                                              710,927
                                                                                    -------------

         Net loss on sale of operations and assets                                  $  (6,542,608)
                                                                                    =============

       At the closing of the above transaction, the Series A Preferred Stock was redeemed for $20.5 million (including $1.5 million of dividends in arrears) as a result of its senior rights over the common stock.

       A summary of significant activities from January 1 to December 31, 1995 is as follows:

       Loss from liquidating activities                                             $  (1,531,534)
       Decrease in unrealized losses on marketable equity and debt securities,
           net of taxes and deferred acquisition costs at date of sale                 50,736,738
       Loss from sale of Company operations                                            (6,542,608)
                                                                                    -------------
                                                                                    $  42,662,596
                                                                                    =============

       A summary of significant activities from January 1 to December 31, 1996 is as follows:

       Income on cash and short-term investments                                    $     299,331
       Revised provision for estimated costs during the period of liquidation            (572,171)
       Reserve for legal expenses payable under Settlement Agreement                     (250,000)
       Income tax benefits                                                                192,100
                                                                                    -------------
                                                                                    $    (330,740)
                                                                                    =============


       A summary of significant activities from January 1 to December 31, 1997 is as follows:

       Income on cash and short-term investments                                    $     360,190
       Revised provision for estimated costs during the period of liquidation            (196,213)
       Insurance settlement                                                               340,000
       Income tax benefits                                                                 25,622
                                                                                    -------------
                                                                                    $     529,599
                                                                                    =============

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       LIQUIDATION BASIS OF ACCOUNTING
       Assets have been valued at estimated net realizable value and liabilities provide for all anticipated expenses to be incurred during the period of liquidation. The Reserve for Estimated Costs During the Period of Liquidation includes what management anticipated at that date were reasonable estimates of costs required to liquidate its remaining assets and to defend known and asserted legal claims, as well as the estimated costs of directors and officers and legal, audit, and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, including resolution of any now unknown and unasserted liabilities or additional litigation related to such matters. The Statements of Net Assets in Liquidation includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown and unasserted liabilities and additional litigation costs related to such matters as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates provided for in financial statements. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to December 31, 1997.

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

       INCOME TAXES
       The federal income tax refund is based on the amounts currently due from the IRS as reflected on the Company's federal tax return. Deferred income taxes were not significant at December 31, 1997 and 1996. Cash paid (refunds) for income taxes for the years ended December 31, 1997, 1996, and 1995 was $(111,163), $(295,390), and $637,000, respectively.

       The Internal Revenue Service has audited the Company for the years 1986-1990 and 1991-1993. The Company and the IRS have entered into adjustment agreements with respect to each period. The Company has made all necessary payments. However, certain interest adjustments are being negotiated and the Company expects to receive payments from the IRS, which payments, if received, will not be material to the Company's financial condition.

       COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS AND RELATED LITIGATION
       The Company's two employee benefit plans (Plans) owned 304,693 shares of Company common stock at December 31, 1997 and 1996. The value of such shares has been classified as a separate line on the Statement of Net Assets in Liquidation at December 31, 1997 and 1996 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement, or stock repurchase agreement or put agreement (the "Stock Agreement"), between the Company and the Plans' Trustee dated September 30,1993.

       Pursuant to the terms of the stock agreement between the Company and Firstar Trust Company of Minnesota, the trustee of the Plans (the "Trustee"), is entitled, under certain circumstances, to "put" shares of Common Stock in the Plans back to the Company at the higher of fair market value or adjusted book value. Prior to the liquidating distributions on February 16, 1998, the Plans held 304,693 shares of Common Stock.

       On March 1, 1995, the Company filed a state court declaratory judgment action in this matter seeking an interpretation of the Stock Agreement (the "Plan litigation"). On November 13, 1995, the Company, the Trustee and the Schonlau Trust agreed upon a settlement of the litigation and executed a settlement agreement in principle. A final and more formal settlement agreement (the "Settlement Agreement") was executed on June 6, 1997. In general, the Settlement Agreement provided for payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of Common Stock held by the Plans. This amount included $150,000 in partial payment of attorneys' fees incurred by the Trustee. The Settlement Agreement also provided for the payment by the Company of $100,000 of the litigation costs incurred by the Schonlau Trust. The amounts paid as part of the settlement are in addition to the pro rata amounts payable to Plan shareholders (determined without regard to the settlement amounts) and are paid out of the amount otherwise available for pro rata distribution in liquidation to non-Plan shareholders.

       On August 21, 1997, the Court held a hearing as required under the terms of the Settlement Agreement. At the conclusion of the hearing, the Court entered an Order approving the settlement, certifying a mandatory settlement class of non-Plan shareholders, and barring Plan and non-Plan shareholders from asserting any claims against the Company, the Trustee and the Schonlau Trust (and affiliated persons) and the Plans, the administrative committees for the Plans and members of such committees which arise out of, relate to, or exist by reason of, the subject matter of the Plan litigation or the settlement of the Plan litigation. Accordingly, the Settlement Agreement became effective on November 19, 1997. Pursuant to the terms of the Settlement Agreement, on or about December 1, 1997, the Company made settlement payments totaling $1.15 million to the Trustee and a settlement payment of $100,000 to the Schonlau Trust. Also, on or about December 1, 1997, the Company's initial liquidating distribution to the Trustee, which had been held in escrow pending resolution of the Plan litigation, was released to the Trustee.

       Related administrative matters which involved assertions by the Department of Labor ("DOL") and Internal Revenue Service ("IRS") have been resolved, effective upon the entering of the Order approving the settlement of the Plan Litigation.

       The Settlement Agreement also contains a provision barring Plan and non-Plan shareholders from asserting any claims against the Company, the Trustee and the Schonlau Trust (and affiliated persons) and the Plans, the administrative committees for the Plans and members of such committees which arise out of, relate to, or exist by reason of, the subject matter of the Plan litigation or the settlement of the Plan litigation. Among the claims not released by the Plan and non-Plan shareholders and specifically preserved in the Settlement Agreement are claims (i) relating to transactions between ARM Financial and the holders of Preferred Stock in which Preferred Stock was sold to ARM Financial,
       (ii) relating to the purchase or sale by the Company or its affiliates of mortgage backed securities and stripped mortgage backed securities, (iii) against the Company's auditors or accountants which may arise from the purchase or sale by the Company or its affiliates of mortgage backed securities, and (iv) relating to the sale in 1994 by Roman Schmid of certain shares of Common Stock to the holders of the Preferred Stock. The specific preservation of such claims in the Settlement Agreement was made at the request of the Schonlau Trust. The Company has been advised that the Schonlau Trust has been investigating some or all of these potential claims and has been advised that it has not yet decided whether to pursue any of them. To the extent that any claims are brought, directly or by cross-claim or third-party claim against officers or directors of the Company or other third parties, the Company could be required to provide defense and/or indemnity or contribution to one or more such parties. No provision for any such liabilities has been made in the financial statements.

       In a related matter, the Company entered into a Settlement Agreement and Release of Claims ("Release") with Nutmeg Insurance Company and Pacific Insurance Company, the Company's fiduciary liability insurers (the "Insurers"), on October 3, 1997. Under the terms of that Release, the Company agreed to release its claims for coverage under the Insurers' fiduciary liability policies with respect to claims arising out of, or related to, the Trustee's Counterclaims in the Plan litigation and the DOL and IRS investigations described above, in return for a payment of $340,000. The settlement between the Company and the Insurers was concluded on December 3, 1997, when the Company received the Insurers' settlement payment.

3.     SUBSEQUENT EVENT

       On February 16, 1998, the 304,693 shares of common stock held by Employee Benefit Plans were distributed to the plan participants.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting and financial disclosure and no change of accountants during the two most recent fiscal years.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons were the directors and executive officers of the Company at March 1, 1998.


             Name and
         Year First Became
        Director or Officer                         Position                                 Business
               (Age)                              with Company                              Experience
------------------------------------      -----------------------------        --------------------------------------

         Richard M. Evjen                 Director                             President, The Evjen Associates,
               1993                                                            Inc., architects/ engineers/ planners
               (65)

        Kennon V. Rothchild               Director                             Chairman and Chief Executive
               1992                                                            Officer, RCN Associates, Inc.,
               (69)                                                            mortgage banking consultants

         Robert M. Winslow                Director                             Professor of Medicine, University of
               1992                                                            California at San Diego
               (56)

          Charles A. Geer                 Chief Executive Officer              Owner, Charles Geer & Associates, a
               1993                                                            private management and merchant
               (57)                                                            banking firm, and consulting attorney


ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company in 1997, 1996 and 1995 to its Chief Executive Officer. No other person who served as an executive officer of the Company during 1997 received salary and bonus in excess of $100,000.

                                        Annual Compensation
                                        -------------------

                                                                               Long-Term
                                                                          Compensation Awards
         Name and                                                             Securities              All Other
    Principal Position          Year          Salary          Bonus       Underlying Options         Compensation
    ------------------          ----          ------          -----       ------------------         ------------
                                1997      $113,063(2)          ---                ---                    ---
Charles A. Geer(1)              1996      $174,602(2)          ---                ---                    ---
Chief Executive Officer         1995      $159,238(2)      386,000(3)             ---                $770,000(4)

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

(2) Does not include $103,863 accrued by the Company in 1997 for fees payable to Mr. Geer for services rendered during 1997, but does include $81,563 paid to Mr. Geer in 1997 for services rendered in 1996. Does not include $81,563 accrued by the Company in 1996 for fees payable to Mr. Geer for services rendered during 1996, but includes $105,705 paid to Mr. Geer in 1996 for services rendered in 1995. Does not include $105,705 accrued by the Company in 1995 for fees payable to Mr. Geer for services rendered during 1995.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         The members of the Company's Compensation Committee in 1997 were Kennon
V. Rothchild and Robert M. Winslow. The Committee members have no interlocking relationships as defined by the Securities and Exchange Commission.

                              Director Compensation

         Members of the Board of Directors of the Company, none of whom are employees of the Company, currently receive a quarterly fee of $5,000. Prior to consummation of the Sale Transaction, each non-employee director received an annual fee of $3,600 plus (i) an additional sum equal to $2,700 if such director attended 75% or more of the Board's regular quarterly meetings during the year, or (ii) an additional sum equal to $675 multiplied by the total number of regular quarterly meetings attended during the year if such director attended less than 75% of such meetings, and (iii) $675 for each special meeting attended. Directors are also paid a per-meeting fee for each committee meeting attended. The aggregate amount of fees paid to or accrued for the benefit of directors during 1997 by the Company was $50,000. Directors are also reimbursed for reasonable travel expenses incurred in attending Board of Director meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the ownership of the issued and outstanding shares of Common Stock as of March 1, 1998 by all persons who owned 5% or more of the Common Stock of the Company, by directors, by the sole executive officer and by such executive officer and directors of the Company as a group:


                                                         AMOUNT AND NATURE     PERCENT
NAME AND ADDRESS                                           OF OWNERSHIP        OF CLASS
----------------                                           ------------        --------

Clara K. Schonlau                                            354,400(1)         16.26%
300 South State Street                                       Beneficial
New Ulm, MN  56073

Henry Somsen                                                   120,000           5.51%
211 2nd Street                                               Record and
New Ulm, MN  55901                                           Beneficial

State Bank & Trust Co. of New Ulm                            249,835(2)         11.46%
100 North Minnesota Street                                     Record
New Ulm, MN  56073

Charles A. Geer                                                  -0-              --
4440 IDS Center
Minneapolis, MN  55402

Richard M. Evjen                                                 -0-              --
P.O. Box 225
Hudson, WI  54016

Kennon V. Rothchild                                             2,200              *
2300 American National Bank Building                         Beneficial
St. Paul, MN  55101

Robert M. Winslow                                               1,000              *
Department of Medicine                                       Record and
University of California-Veterans Affairs Medical Center     Beneficial
3350 LaJolla Village Drive (111-E)
San Diego, CA  92161


Executive officer and directors as a group                      3,200              *
(4 persons)                                                  Record and
                                                             Beneficial
----------------------

*Less than 1%.

(1) Of these shares, 352,800 are held of record by Robert Struyk and First Bank National Association of Minneapolis as Trustees of the Trust under the will of T.H. Schonlau, and 1,600 are held of record by State Bank & Trust Company of New Ulm as Trustee of the Clara Schonlau Revocable Trust, of which trust Mrs. Schonlau is the life beneficiary.

(2)      The Bank holds these shares as trustee of a number of trusts.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS OF THE COMPANY AS OF DECEMBER 31, 1997
AND 1996 FOR THE THREE YEARS THEN ENDED INCLUDED IN ITEM 8.

         Independent Auditors' Report
         Statements of Net Assets in Liquidation as of December 31, 1997 and
          1996
         Statements of Changes in Net Assets in Liquidation - Three Years Ended
          December 31, 1997
         Notes to Financial Statements - Three Years ended December 31, 1997


         2.       FINANCIAL STATEMENT SCHEDULES.

                  None.

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

-----------------------
* Previously filed as indicated and incorporated herein by reference.

(4) Instruments defining the rights of security holders - filed as exhibits 4A through 4K to Registration Statement No. 2-61993 dated June 27, 1978; Exhibit 4 to Registration Statement No. 2-76706 dated March 26, 1982; and Exhibit 4 to Registration Statement No. 33-6131 dated May 28, 1986.*

(10)     Material Contracts.

10.1 Settlement Agreement and Release of Claims dated June 6, 1997 among the registrant, Firstar Bank of Minnesota, National Association and the Trusts under the Will of T.H. Schonlau.

10.2 Settlement Agreement and Claim Release dated October 3, 1997 among the registrant, Firstar Bank of Minnesota, National Association and the Trusts under the Will of T.H. Schonlau.

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

-----------------------
* Previously filed as indicated and incorporated herein by reference.

         SBM Company Thrift Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10B to Form 10-K dated December 31, 1993 (File No. 811-407).* First Amendment to SBM Company Thrift Plan Trust Agreement filed as Exhibit 10A to Form 10-K filed April 12, 1995 (File No. 811-407).*

         SBM Company Profit Sharing Stock Plan Trust Agreement dated November 1, 1993, filed as Exhibit 10C to Form 10-K dated December 31, 1993 (File No. 811-407).* First Amendment to SBM Company Profit Sharing Stock Plan Trust Agreement filed as Exhibit 10B to Form 10-K filed April 12, 1995 (File No. 811-407).*

         Engagement Agreement between registrant and Charles A. Geer dated November 22, 1994 and Warrant issued to Charles A. Geer filed as
         Exhibit 10C to Form 10-K filed April 12, 1995 (File No. 811-407). *

(27)     Financial Data Schedule, filed as Exhibit 27.1 hereto.

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

                              1150 LIQUIDATING CORPORATION

                              Registrant



Date:  March 30, 1998         By       /s/ Charles A. Geer
                                 -------------------------
                                  Charles A. Geer,
                                  Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1998         By       /s/ Charles A. Geer
                                 -------------------------
                                  Charles A. Geer        Chief Executive Officer



Date: March 30, 1998          By       /s/ Richard M. Evjen
                                 --------------------------
                                   Richard M. Evjen      Director




Date: March 30, 1998          By       /s/ Kennon V. Rothchild
                                 -----------------------------
                                   Kennon V. Rothchild   Director



Date: March 30, 1998          By       /s/ Robert M. Winslow
                                 ---------------------------
                                   Robert M. Winslow     Director

                                  Exhibit Index


   Exhibit No.                                Document                                 Form of Filing
   -----------                                --------                                 --------------
      10.1         Settlement Agreement and Release of Claims dated June 6, 1997         Electronic
                   among the registrant, Firstar Bank of Minnesota, National            Transmission
                   Association and the Trusts under the Will of T.H. Schonlau

      10.2         Settlement Agreement and Claim Release dated October 3, 1997          Electronic
                   among the registrant, Nutmeg Insurance Company and Pacific           Transmission
                   Insurance Company

      27.1         Financial Data Schedule                                               Electronic
                                                                                        Transmission