Form 10-Q
period 1998-03-31
1150 LIQUIDATING CORP
filed 1998-05-15
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to __________________________

                              --------------------

For Quarter Ended March 31, 1998                  Commission File Number 811-407

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

2,179,714 Common Shares were outstanding as of March 31, 1998

                          1150 LIQUIDATING CORPORATION


                                    I N D E X


                                                                            Page

PART I.   FINANCIAL INFORMATION

   Item 1.       Financial Statements (Unaudited)

                        Statements of Net Assets in Liquidation                1

                        Statement of Changes in Net Assets in Liquidation      2

                        Notes to Condensed Financial Statements              3-6


    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Changes in Net Assets in Liquidation         7


PART II.         OTHER INFORMATION                                           8-9

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                     March 31,       December 31,
        ASSETS                                                         1998              1997
                                                                    -----------      ------------
                                                                    (Unaudited)       (Audited)

Cash and cash equivalents                                           $4,873,277        $5,015,698
Other assets                                                            32,091            36,971
                                                                    ----------        ----------
                 Total assets                                        4,905,368         5,052,669

                 LIABILITIES

Reserve for taxes                                                       41,000            70,000
Accounts payable                                                        87,054            83,888
Reserve for estimated costs during the period of liquidation           150,933           245,239
                                                                    ----------        ----------
                 Total liabilities                                     278,987           399,127

Common stock held by employee benefit plans
   or plan participants - 304,693 shares (see Note 2)                  821,434           825,231
                                                                    ----------        ----------

                 Net assets                                         $3,804,947        $3,828,311
                                                                    ==========        ==========

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans or plan participants               1,875,021         1,875,021
                                                                    ==========        ==========

Net assets per common share outstanding                             $     2.03        $     2.04
                                                                    ==========        ==========



See Notes to Financial Statements.


                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             For the Period from December 31, 1994 to March 31, 1998




NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                                 $(31,976,759)

Income from liquidating activities                                                          42,662,596

Preferred stock liquidation amount in excess
     of carrying value                                                                      (1,279,805)

Common stock dividend distribution - $2.75 per share                                        (5,994,214)

Allocation of common stock dividend distribution to
     common stock held by employee benefit plans                                               837,906

Allocation of net loss and carrying value to common
     stock held by employee benefit plans                                                      442,472
                                                                                          ------------

NET ASSETS AT DECEMBER 31, 1995                                                              4,692,196

Income (loss) from liquidating activities                                                     (330,740)

Special allocation of carrying value to common stock held by
     employee benefit plans under settlement agreement (Note 2)                             (1,000,000)

Allocation of net loss and carrying value to
     common stock held by employee benefit plans                                                11,286
                                                                                          ------------

NET ASSETS AT DECEMBER 31, 1996                                                              3,372,742

Income from liquidating activities                                                             529,599

Allocation of net income and carrying value to common stock
     held by employee benefit plans                                                            (74,030)
                                                                                          ------------

NET ASSETS AT DECEMBER 31, 1997                                                              3,828,311

Income (loss) from liquidating activities (January 1, 1998 through March 31, 1998)             (27,161)

Allocation of net income and carrying value to common stock
     held by employee benefit plans for plan participants                                        3,797
                                                                                          ------------

NET ASSETS AT MARCH 31, 1998 (unaudited)                                                  $  3,804,947
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

                  As a result, the Company has adopted the liquidation basis of accounting effective January 1, 1995. Assets have been valued at estimated net realizable value and liabilities provide for all expenses to be incurred during the period of liquidation. The reserve for estimated costs during the period of liquidation includes what management anticipates are reasonable estimates of costs required to liquidate the Company's remaining assets and to defend known legal claims, as well as the estimated costs of directors and officers and legal, audit and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, and any now unknown liabilities or additional litigation (including any litigation resulting from the Schonlau

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 1.           Sale and Liquidation of the Company (Continued):

                  investigation described in Note 3) and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at March 31, 1998 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at March 31, 1998. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to March 31, 1998.

                  The financial statements included in this Form 10-Q have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the statement of net assets in liquidation and changes therein for all periods presented have been made.

                  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the SBM Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997.

                  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. For example, estimates and assumptions are used in determining the Reserve for Estimated Costs During the Period of Liquidation and Common Stock held by the Employee Benefit Plans or plan participants. While these estimates are based on the best judgment of management, actual results and revised estimates could differ from current estimates and are reflected in the period of change.


Note 2.           Common Stock Held by Employee Benefit Plans or Plan
                  Participants:

                  The Company's two employee benefit plans ("Plans") owned 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of March 31, 1998 and as of December 31, 1997 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

                  On the December 31, 1997 and March 31, 1998 statement of net assets in liquidation, the liability to the Plans' participants has been shown as the estimated liquidation value of their shares of common stock under the settlement agreement discussed below.

                  In January 1995, the trustee of the Plans notified the Company that it was tendering all shares held by the Plans to the Company for purchase by the Company under the Stock Agreement. Under the Stock Agreement, in certain circumstances, the Company has agreed to purchase common shares tendered to it by the Plans at a price equal to the higher of adjusted book value (as defined in the Stock Agreement) or fair market value. The Plans' trustee asserted in its tender that the correct basis under the Stock Agreement to determine the price of the shares for purposes of the Company's repurchase obligation is to

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 2. Common Stock Held by Employee Benefit Plans or Plan Participants (Continued):

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

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 2.           Common Stock Previously Held by Employee Benefit Plans
                  (Continued):

                  In October 1996, the Company, the Schonlau Trust and the Trustee agreed to sign the Settlement Agreement and proceed with its implementation at such time as the allegations of the DOL and IRS were resolved in a manner satisfactory to all parties to the Plan litigation. In June 1997, these allegations of the DOL and IRS having been resolved, the Settlement Agreement was signed by all parties and was submitted to the court for approval. A hearing was held on August 21, 1997 and Judge William R. Howard approved the settlement and entered the Order Approving Settlement. The Settlement became effective on November 21, 1997.

                  Pursuant to the terms of the Settlement Agreement, on or about December 1, 1997, the Company made settlement payments totaling $1.15 million to the Plan's Trustee and a settlement payment of $100,000 to the Schonlau Trust. Also, on or about December 1, 1997, the Company's initial liquidating distribution to the Trustee, which had been held in escrow pending resolution of the Plan litigation, was released to the Trustee.

                  On February 16, 1998, the 304,693 shares of common stock held by the Employee Benefit Plans were distributed to plan participants.


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

                          1150 LIQUIDATING CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                           PART II. OTHER INFORMATION



Item 4.           Submission of Matters to a Vote of Securities Holders
                  -----------------------------------------------------

                  None




Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     1150 LIQUIDATING CORPORATION



Date May 15, 1998                By: /s/ Charles A. Geer
                                         Charles A. Geer

                                     Its:  President and Chief Financial Officer