Form 10-Q
period 1998-06-30
1150 LIQUIDATING CORP
filed 1998-08-13
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       _________________________________

For Quarter Ended June 30, 1998                   Commission File Number 811-407


                          1150 LIQUIDATING CORPORATION
                             (formerly SBM Company)
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                      41-0557530
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             4440 IDS Center
         Minneapolis, Minnesota                              55402
-------------------------------                ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (612) 338-5254



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

2,179,714 Common Shares were outstanding as of June 30, 1998

                          1150 LIQUIDATING CORPORATION


                                      INDEX


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

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                   June 30,       December 31,
             ASSETS                                                  1998             1997
                                                                  ----------      ----------
                                                                  (Unaudited)      (Audited)
Cash and cash equivalents                                         $4,892,220      $5,015,698
Other assets                                                          74,773          36,971
                                                                  ----------      ----------
             Total assets                                          4,966,993       5,052,669

             LIABILITIES

Reserve for taxes                                                     41,000          70,000
Accounts payable                                                      90,461          83,888
Reserve for estimated costs during the period of liquidation         167,975         245,239
                                                                  ----------      ----------
             Total liabilities                                       299,436         399,127

Common stock held by employee benefit plans
   or plan participants - 304,693 shares (see Note 2)                827,192         825,231
                                                                  ----------      ----------

             Net assets                                           $3,840,365      $3,828,311
                                                                  ==========      ==========

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans or plan participants             1,875,021       1,875,021
                                                                  ==========      ==========

Net assets per common share outstanding                           $     2.05      $     2.04
                                                                  ==========      ==========


See Notes to Financial Statements.

                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             For the Period from December 31, 1994 to June 30, 1998




NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                            $(31,976,759)

Income from liquidating activities                                                     42,662,596

Preferred stock liquidation amount in excess
    of carrying value                                                                  (1,279,805)

Common stock dividend distribution - $2.75 per share                                   (5,994,214)

Allocation of common stock dividend distribution to
    common stock held by employee benefit plans                                           837,906

Allocation of net loss and carrying value to common
    stock held by employee benefit plans                                                  442,472
                                                                                     ------------

NET ASSETS AT DECEMBER 31, 1995                                                         4,692,196

Income (loss) from liquidating activities                                                (330,740)

Special allocation of carrying value to common stock held by
    employee benefit plans under settlement agreement (Note 2)                         (1,000,000)

Allocation of net loss and carrying value to
    common stock held by employee benefit plans                                            11,286
                                                                                     ------------

NET ASSETS AT DECEMBER 31, 1996                                                         3,372,742

Income from liquidating activities                                                        529,599

Allocation of net income and carrying value to common stock
    held by employee benefit plans                                                        (74,030)
                                                                                     ------------

NET ASSETS AT DECEMBER 31, 1997                                                         3,828,311

Income (loss) from liquidating activities (January 1, 1998 through June 30, 1998)          14,013

Allocation of net income and carrying value to common stock
    previously held by employee benefit plans                                              (1,959)
                                                                                     ------------

NET ASSETS AT JUNE 30, 1998 (unaudited)                                              $  3,840,365
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

              investigation described in Note 3) and the expenses and liabilities incurred in connection therewith. The statement of net assets in liquidation at June 30, 1998 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at June 30, 1998. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to June 30, 1998.

              The financial statements included in this Form 10-Q have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the statement of net assets in liquidation and changes therein for all periods presented have been made.

              Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the 1150 Liquidating Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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


Note 2.       Common Stock Held by Employee Benefit Plans or Plan Participants:

              The Company's two employee benefit plans ("Plans") owned 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of June 30, 1998 and as of December 31, 1997 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

              On the December 31, 1997 and June 30, 1998 statement of net assets in liquidation, the liability to the Plans' participants has been shown as the estimated liquidation value of their shares of common stock under the settlement agreement discussed below.

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

              During 1996, the Department of Labor (DOL) advised the Company of certain alleged violations of ERISA (of breach of fiduciary duty under Sections 404(a)(1)(A), (B), and (D) of ERISA and prohibited transactions based upon Section 406(b)(2) of ERISA) in connection with the Company's handling of the repurchase of shares owned by the Plans under the Put Agreement and the Internal Revenue Service
              (IRS) opened an audit alleging that the Company could be liable for certain excise taxes in connection with such matters. The Company objected to such allegations and, on February 27, 1997, received a letter from the DOL which advised it would take no further action in connection with the allegations if the litigation with the Plans is resolved pursuant to the Settlement Agreement and the Company subsequently was advised that the IRS would close its audit and not assess excise tax liabilities on the Company. These matters delayed implementation of the Settlement Agreement.

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

              Over the last several weeks, counsel to the Schonlau Trust and counsel to the Company have had discussions concerning the possibility that a shareholder and/or derivative action will be commenced by the trust and/or other shareholders. Company counsel understands that no final decision has been made as to whether such an action will be commenced. However, a few weeks ago Company counsel was advised that such claims "probably" would be commenced and was advised that the investigation of possible claims and defendants had been narrowed and more specifically identified by counsel to the Schonlau Trust. More recently, counsel was advised that "no final decision" has been made as to commencement of suit. Were suit to be commenced pursuant to the information which was disclosed to Company counsel, it is believed that claims against the Company would be asserted which would require the establishment of substantial reserves for costs of defense, possible liability and possible indemnity obligations.

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

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 3.       Other Matters (Continued):

              Any such shareholder action, even if successful in the long-term, would have the effect of delaying the liquidation and dissolution of the Company and of increasing its administrative and professional expenses in the short-term. No provision has been made to support any actual litigation by the Schonlau Trust, any possible liability of the Company, claims for indemnity by present or former officers or directors, or related litigation which may result, because the Schonlau Trust has not decided at this time to bring any such action.

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


                                      1150 LIQUIDATING CORPORATION



Date                                  By: /s/ Charles A. Geer
    -----------------------               --------------------------------------
                                          Charles A. Geer

                                      Its: President and Chief Financial Officer