Form 10-K405
period 1998-12-31
1150 LIQUIDATING CORP
filed 1999-03-31
CIK 93706

FAEGRE & BENSON LLP
               --------------------------------------------------
                  2200 NORWEST CENTER, 90 SOUTH SEVENTH STREET
                        MINNEAPOLIS, MINNESOTA 55402-3901
                             TELEPHONE: 612-336-3000
                             FACSIMILE: 612-336-3026


                                 March 31, 1999





Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.  20549

Re:      1150 Liquidating Corporation
         File No. 811-407

Ladies and Gentlemen:

         We hereby transmit for filing on behalf of the above-referenced company, pursuant to the Electronic Data Gathering, Analysis and Retrieval System, an Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"), including the exhibits referred to therein.

         The Company has adopted the liquidation basis of accounting, effective January 1, 1995. Other than the foregoing, the financial statements contained in the Form 10-K do not reflect a change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

                                            Very truly yours,

                                            /s/ Keyna P. Skeffingotn

                                            Keyna P. Skeffington

cc:      Charles A. Geer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998          Commission File No. 811-407

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

Number of shares of common stock outstanding at March 1, 1999          2,179,714

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

DISTRIBUTIONS

         Immediately after the closing of the Sale Transaction, the Company made liquidating distributions to the holders of the Series A Mandatory Redeemable Voting Convertible Preferred Stock of the Company (the "Preferred Stock") in the aggregate amount of $20.5 million, representing an aggregate liquidation preference of $19.0 million and accrued and unpaid dividends of $1.5 million. No further liquidation payments are required with respect to the Preferred Stock. To date the Company has made liquidating distributions equal to an aggregate of $1,545,906 or $5.07 per share with respect to the Common Stock of the Company (the "Common Stock") held by the Company's Thrift Plan and Profit Sharing Stock Plan (collectively, the "Plans") and distributions equal to an aggregate of $8,448,307 or $4.51 per share with respect to the Common Stock held by other shareholders. The remaining proceeds of the Sale Transaction of approximately $890,000 are being invested in a short-term government money market fund pending the resolution of liabilities of the Company. The Company does not expect to distribute all of the remaining cash proceeds of the Sale Transaction until all known debts, obligations and liabilities of the Company, including contingent liabilities, have been paid or adequate provision has been made therefor, and there are no pending legal, administrative or arbitration proceedings by or against the Company or adequate provision has been made therefor.

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         GENERAL. As of March 1, 1999, there were approximately 356 holders of record of the Common Stock. The Common Stock is not listed on any securities exchange, nor is it traded or quoted through the facilities of any national market system or automated quotations system or traded in the over-the-counter market. Any trading in the Common Stock has been either (i) in privately negotiated transactions among shareholders or between shareholders and third parties or (ii) in transactions between shareholders and the Company (primarily between the Company and the Plans pursuant to the terms of the Plans). The Company believes that there has not been sufficient trading in the Common Stock to establish any readily ascertainable market value for the Common Stock. Nor, generally, does the Company have knowledge of the price or other terms upon which Common Stock is traded among shareholders.

         DIVIDENDS. The Company has not paid dividends with respect to its Common Stock since the second quarter of 1994 and has no current intentions of paying dividends on its Common Stock, other than liquidating distributions.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data of the Company is presented for the four-year period ended December 31, 1998 on a liquidation basis.

STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 1998, 1997, 1996 AND 1995.

                                                            1998            1997            1996            1995
                                                         ----------      ----------      ----------      ----------
ASSETS
Cash and short term investments                          $  819,931      $5,015,698      $5,861,428      $6,048,325
Federal income tax refund                                    70,000                          15,541         118,831
Escrowed funds                                                                              888,634         846,419
Other assets                                                    412          36,971          60,893          13,188
                                                         ----------      ----------      ----------      ----------
                                                            890,343       5,052,669       6,826,496       7,026,763
LIABILITIES
Accounts payable                                             83,814          83,888         125,308          55,166
Reserve for estimated costs during the period of
liquidation                                                  86,358         245,239         438,611         577,527
Reserve for legal expenses payable under Settlement
Agreement                                                                                   250,000
Reserve for taxes                                                            70,000                          92,968
                                                         ----------      ----------      ----------      ----------
          Total Liabilities                                 170,172         399,127         813,919         725,661
Common stock held by Employee Benefit Plans -
     304,693 shares(1)                                      126,545         825,231       2,639,835       1,608,906
                                                         ----------      ----------      ----------      ----------

Net asset available to common shareholders               $  593,626      $3,828,311      $3,372,742      $4,692,196
                                                         ==========      ==========      ==========      ==========

Common shares outstanding - 2,179,714 less 304,693
     shares held by Employee Benefit Plans(1)             1,875,021       1,875,021       1,875,021       1,875,021
                                                         ==========      ==========      ==========      ==========

Net Assets per common share outstanding                  $      .32      $     2.04      $     1.80      $     2.50
                                                         ==========      ==========      ==========      ==========

-------------------
(1) On February 16, 1998 the shares were distributed to the participants of the Plans. See "Legal Proceedings".

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
YEARS ENDED DECEMBER 31, 1998, 1997, 1996 AND 1995

                                                             1998               1997               1996               1995
                                                         ------------       ------------       ------------       ------------
NET ASSETS (DEFICIT) AT BEGINNING OF YEAR                $  3,828,311       $  3,372,742       $  4,692,196       $(31,976,759)
Income (loss) from liquidating activities                      66,629            529,599           (330,740)        42,662,596
Special  allocation  of  carrying  value to common
stock held by Employee Benefit Plans under
Settlement Agreement                                                                             (1,000,000)
Preferred stock liquidation amount in excess of
     carrying value                                                                                                 (1,279,805)
Dividend distribution to common shareholders               (3,292,000)                                              (5,994,214)
Allocation of common stock dividend distribution
     to common stock held by Employee Benefit Plans                                                                    837,906
Allocation of (income) loss and carrying value to
     common stock held by Employee Benefit Plans               (9,314)           (74,030)            11,286            442,472
                                                         ------------       ------------       ------------       ------------
NET ASSETS AT END OF YEAR                                $    593,626       $  3,828,311       $  3,372,742       $  4,692,196
                                                         ============       ============       ============       ============

         The following selected financial data of the Company is presented for the year ended December 31, 1994 on a going concern basis.

                                                   1994
                                                   ----
                                         (in thousands, except for
                                              per share data)

Total Revenues                                  $   59,932
Income (Loss) From Continuing
     Operations(1)                                  (3,604)
Net Income (Loss)                                   (3,604)
Per Common Share:
     Primary:
         Continuing Operations                       (2.40)
         Net Income (Loss)                           (2.40)
     Fully diluted:
         Continuing Operations                       (2.40)
         Net Income (Loss)                           (2.40)
Dividends declared per share:
         Common Stock                                  .10
         Mandatory Redeemable Voting
            Convertible Preferred Stock              40.00


                                             As of December 31,
                                             -----------------
                                                   1994
                                             -----------------
                                              (in thousands)

Total Assets                                       969,364
Face Amount Certificate Reserves                    60,355
Future Policy Benefits                             910,104
Mandatory Redeemable Voting
     Convertible Preferred Stock                    18,486
Common Stock Held by Employee
     Benefit Plans                                   1,917
Stockholders' Equity (Deficit)(1)                  (31,977)
Total Assets of Affiliated Mutual Fund
Companies                                          203,691

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

         Subsequent to the Sale Transaction, the Company had no operations. Upon closing of the Sale Transaction, the Company redeemed the Preferred Stock at its liquidation value ($19 million) plus $1.5 million of dividends in arrears. The remaining proceeds from the Sale Transaction have been invested in a short-term government money market fund. The Company is in the process of paying, and making provision for, its remaining liabilities and has made distributions to holders of the Common Stock. The remaining proceeds will be distributed once all other liabilities have been satisfied. See Note 2 to the Company's Financial Statements in Item 8 hereof.

THREE YEARS ENDED DECEMBER 31, 1998

         The terms of the Sale Transaction were largely established in January 1995 and were finalized as of February 16, 1995. Such terms were not subject to variation due to changes in the market value of the Company's available-for-sale securities or the Company's results of operations through the closing of the Sale Transaction.

         Revenue for the periods January 1, 1996 to December 31, 1996, January 1, 1997 to December 31, 1997 and January 1, 1998 to December 31, 1998 consisted almost entirely of earnings on invested assets and certain insurance proceeds. Expenses for the same periods consisted primarily of general and administrative expenses incurred in connection with winding up the affairs of the Company, expenses incurred in 1997 in connection with the settlement of the litigation with the Trustee of the Plans and resolving the allegations of the Department of Labor and the Internal Revenue Service, and expenses associated with reconciling payments made at the June 15, 1995 closing of the Sale Transaction to final accounting and tax obligations at May 31, 1995. See Note 2 to the Company's Financial Statements in
Item 8 hereof.

         Net assets ultimately available for distribution to shareholders of the Company will depend upon the amount needed to satisfy, or make adequate provision for, all known debts, obligations and liabilities of the Company and any legal, administrative or arbitration proceeding by or against the Company, and the expenses and liabilities incurred in connection therewith. The Statement of Net Assets in Liquidation as of December 31, 1998, 1997 and 1996 includes accruals for general and administrative expenses anticipated by the Company to be incurred with respect to resolving certain known liabilities in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be adjusted for additional liabilities that must be satisfied, and to the extent general and administrative expenses incurred exceeds the reserve for estimated costs during the period of liquidation included in the Statement of Net Assets in Liquidation as of December 31, 1998. These potential costs could have a material adverse effect on the Company and could substantially reduce the amount of liquidating distributions available to shareholders and Plan participants.

         As noted in Note 1 to the Company's Financial Statements in Item 8 hereof and under "Sale of Company Operations" above, the Company has no remaining operations and therefore no capital resources or liquidity issues. As previously discussed, the Company is in the process of liquidating and distributing the proceeds from the sale of its operations to the Company's shareholders. Distributions were made in August 1995 and September 1998 and a final distribution will be made as soon as practicable after all other liabilities are satisfied.

ITEM 8.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 AND INDEPENDENT AUDITORS' REPORT


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
1150 Liquidating Corporation
Minneapolis, Minnesota

We have audited the accompanying statements of net assets in liquidation of 1150 Liquidating Corporation (the Company) as of December 31, 1998 and 1997 and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of 1150 Liquidating Corporation at December 31, 1998 and 1997 and the changes in its net assets in liquidation for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.




Minneapolis, Minnesota
March 25, 1999

1150 LIQUIDATING CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                              1998            1997

ASSETS
Cash and short-term investments                                            $  819,931      $5,015,698
Federal income tax refund                                                      70,000
Other assets                                                                      412          36,971
                                                                           ----------      ----------
                                                                              890,343       5,052,669

LIABILITIES

Accounts payable                                                               83,814          83,888
Reserve for estimated costs during the period of liquidation (Note 2)          86,358         245,239
Reserve for taxes                                                                              70,000
                                                                           ----------      ----------
               Total liabilities                                              170,172         399,127

Common stock held by plan participants in 1998 and the
   Employee Benefit Plans in 1997 - 304,693 shares (Note 2)                   126,545         825,231
                                                                           ----------      ----------

Net asset available to common shareholders                                 $  593,626      $3,828,311
                                                                           ==========      ==========

Common shares outstanding -- 2,179,714 less 304,693 shares
   held by Employee Benefit Plans                                           1,875,021       1,875,021
                                                                           ==========      ==========

Net assets per common share outstanding (Note 2)                           $     0.32      $     2.04
                                                                           ==========      ==========

See notes to financial statements.

1150 LIQUIDATING CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                            1998              1997              1996
NET ASSETS AT BEGINNING OF YEAR                         $ 3,828,311       $ 3,372,742       $ 4,692,196

Income (loss) from liquidating activities (Note 1)           66,629           529,599          (330,740)
Special allocation of carrying value to common
   stock held by Employee Benefit Plans under
   Settlement Agreement (Note 2)                                                             (1,000,000)
Dividend distribution to common shareholders             (3,292,000)
Allocation of net (income) loss and carrying
   value to common stock held by Employee
   Benefit Plans                                             (9,314)          (74,030)           11,286
                                                        -----------       -----------       -----------

NET ASSETS AT END OF YEAR                               $   593,626       $ 3,828,311       $ 3,372,742
                                                        ===========       ===========       ===========

See notes to financial statements.

1150 LIQUIDATING CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         BASIS OF PRESENTATION
         The financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 include the accounts of 1150 Liquidating Corporation, formerly SBM Company (the Company). These financial statements have been prepared in accordance with generally accepted accounting principles.

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

         A summary of significant activities from January 1 to December 31, 1996 is as follows:

            Income on cash and short-term investments                                   $ 299,331
            Revised provision for estimated costs during the period of liquidation       (572,171)
            Reserve for legal expenses payable under Settlement Agreement                (250,000)
            Income tax benefits                                                           192,100
                                                                                        ---------
                                                                                        $(330,740)
                                                                                        =========

         A summary of significant activities from January 1 to December 31, 1997 is as follows:

            Income on cash and short-term investments                                   $ 360,190
            Revised provision for estimated costs during the period of liquidation       (196,213)
            Insurance settlement                                                          340,000
            Income tax benefits                                                            25,622
                                                                                        ---------
                                                                                        $ 529,599
                                                                                        =========

         A summary of significant activities from January 1 to December 31, 1998 is as follows:

            Income on cash and short-term investments                                   $ 192,968
            Revised provision for estimated costs during the period of liquidation       (236,257)
            Income tax benefits                                                           109,918
                                                                                        ---------
                                                                                        $  66,629
                                                                                        =========

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LIQUIDATION BASIS OF ACCOUNTING
         Assets have been valued at estimated net realizable value and liabilities provide for all anticipated expenses to be incurred during the period of liquidation. The Reserve for Estimated Costs during the Period of Liquidation includes what management anticipated at that date were reasonable estimates of costs required to liquidate its remaining assets and to defend known and asserted legal claims, as well as the estimated costs of directors and officers and legal, audit, and other professional fees and expenses expected to be incurred during the period of liquidation. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, including resolution of any now unknown and unasserted liabilities or additional litigation related to such matters. The Statements of Net Assets in Liquidation includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown and unasserted liabilities and additional litigation costs related to such matters as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates provided for in financial statements. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to December 31, 1998.

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

         INCOME TAXES
         The federal income tax refund is based on the amounts currently due from the IRS as reflected on the Company's federal tax return. Deferred income taxes were not significant at December 31, 1998 and 1997. Cash payments (refunds) for income taxes for the years ended December 31, 1998, 1997, and 1996 were $45,000, $(111,163), and $(295,390), respectively.

         COMMON STOCK HELD BY EMPLOYEE BENEFIT PLANS AND RELATED LITIGATION
         The Company's two employee benefit plans (Plans) owned 304,693 shares of Company common stock at December 31, 1998 and 1997. The value of such shares has been classified as a separate line on the Statement of Net Assets in Liquidation at December 31, 1998 and 1997 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock repurchase agreement or put agreement (the Stock Agreement), between the Company and the Plans' Trustee dated September 30, 1993. The value of such shares is adjusted each year to reflect their pro rata share of net income (loss) and liquidating distributions.

         Pursuant to the terms of the stock agreement between the Company and Firstar Trust Company of Minnesota, the trustee of the Plans (the Trustee), is entitled, under certain circumstances, to "put" shares of Common Stock in the Plans back to the Company at the higher of fair market value or adjusted book value. Prior to the liquidating distributions of shares of Common Stock from Employee Benefit Plans to plan participants on February 16, 1998, the Plans held 304,693 shares of Common Stock.

         On March 1, 1995, the Company filed a state court declaratory judgment action in this matter seeking an interpretation of the Stock Agreement (the Plan litigation). On November 13, 1995, the Company, the Trustee and the Schonlau Trust agreed upon a settlement of the litigation and executed a settlement agreement in principle. A final and more formal settlement agreement (the Settlement Agreement) was executed on June 6, 1997. In general, the Settlement Agreement provided for payment by the Company of $1.15 million to the Plans in addition to the pro rata amounts otherwise distributable in liquidation with respect to the 304,693 shares of Common Stock held by the Plans. This amount included $150,000 in partial payment of attorneys' fees incurred by the Trustee. The Settlement Agreement also provided for the payment by the Company of $100,000 of the litigation costs incurred by the Schonlau Trust. The amounts paid as part of the settlement are in addition to the pro rata amounts payable to Plan shareholders (determined without regard to the settlement amounts) and are paid out of the amount otherwise available for pro rata distribution in liquidation to non-Plan shareholders.

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

         Related administrative matters which involved assertions by the Department of Labor (DOL) and Internal Revenue Service (IRS) have been resolved, effective upon the entering of the Order approving the settlement of the Plan Litigation.

         The Settlement Agreement also contains a provision barring Plan and non-Plan shareholders from asserting any claims against the Company, the Trustee and the Schonlau Trust (and affiliated persons) and the Plans, the administrative committees for the Plans and members of such committees which arise out of, relate to, or exist by reason of, the subject matter of the Plan litigation or the settlement of the Plan litigation. Among the claims not released by the Plan and non-Plan shareholders and specifically preserved in the Settlement Agreement are claims (i) relating to transactions between ARM Financial and the holders of Preferred Stock in which Preferred Stock was sold to ARM Financial, (ii) relating to the purchase or sale by the Company or its affiliates of mortgage backed securities and stripped mortgage backed securities, (iii) against the Company's auditors or accountants which may arise from the purchase or sale by the Company or its affiliates of mortgage backed securities, and (iv) relating to the sale in 1994 by Roman Schmid of certain shares of Common Stock to the holders of Preferred Stock. The specific preservation of such claims in the Settlement Agreement was made at the request of the Schonlau Trust. The Company was advised by the Schonlau Trust in August 1998 that it did not intend to assert any of the claims which it had been investigating, although it did not preclude asserting them in the future. Thereafter, the Company's Board of Directors determined to distribute $4 million to shareholders ($708,000 to former Plan shareholders, $3,292,000 to other shareholders) as an additional liquidating distribution, which was made on September 25, 1998 bringing the cumulative liquidating distributions to $9,994,213 ($1,545,906 to former Plan shareholders and $8,448,307 to other shareholders). To the extent that any claims are brought, directly or by cross-claim or third-party claim against officers or directors of the Company or other third parties, the Company could be required to provide defense and/or indemnity or contribution to one or more such parties. No provision for any such liabilities has been made in the financial statements.

         In a related matter, the Company entered into a Settlement Agreement and Release of Claims (Release) with Nutmeg Insurance Company and Pacific Insurance Company, the Company's fiduciary liability insurers (the Insurers), on October 3, 1997. Under the terms of that Release, the Company agreed to release its claims for coverage under the Insurers' fiduciary liability policies with respect to claims arising out of, or related to, the Trustee's Counterclaims in the Plan litigation and the DOL and IRS investigations described above, in return for a payment of $340,000. The settlement between the Company and the Insurers was concluded on December 3, 1997, when the Company received the Insurers' settlement payment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting and financial disclosure and no change of accountants during the two most recent fiscal years.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons were the directors and executive officers of the Company at March 1, 1999.

     Name and
 Year First Became
Director or Officer          Position           Business
       (Age)               with Company         Experience
-------------------   -----------------------   -------------------------------

 Richard M. Evjen     Director                  President, The Evjen Associates,
       1993                                     Inc., architects/ engineers/
       (66)                                     planners

Kennon V. Rothchild   Director                  Chairman and Chief Executive
       1992                                     Officer, RCN Associates, Inc.,
       (70)                                     mortgage banking consultants

 Robert M. Winslow    Director                  President, Sangart, Inc.
       1992
       (57)

  Charles A. Geer     Chief Executive Officer   Owner, Charles Geer &
       1993                                     Associates, a private
       (58)                                     management and merchant
                                                banking firm, and
                                                consulting attorney

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company in 1998, 1997 and 1996 to its Chief Executive Officer. No other person who served as an executive officer of the Company during 1998 received salary and bonus in excess of $100,000.

                                Annual Compensation
                           ----------------------------        Long-Term
                                                          Compensation Awards
       Name and                                                Securities         All Other
  Principal Position       Year      Salary       Bonus    Underlying Options   Compensation
  ------------------       ----    -----------    -----   -------------------   ------------
Charles A. Geer(1)         1998    $142,362(2)
Chief Executive Officer    1997    $113,063(2)     ---            ---               ---
                           1996    $174,602(2)     ---            ---               ---

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

(2) Does not include $36,750 accrued by the Company in 1998 for fees payable to Mr. Geer for services rendered during 1998, but does include $103,863 paid to Mr. Geer in 1998 for services rendered in 1997. Does not include $103,863 accrued by the Company in 1997 for fees payable to Mr. Geer for services rendered during 1997, but does include $81,563 paid to Mr. Geer in 1997 for services rendered in 1996. Does not include $81,563 accrued by the Company in 1996 for fees payable to Mr. Geer for services rendered during 1996, but includes $105,705 paid to Mr. Geer in 1996 for services rendered in 1995.

          Compensation Committee Interlocks and Insider Participation
                           in Compensation Decisions

         The members of the Company's Compensation Committee in 1998 were Kennon
V. Rothchild and Robert M. Winslow. The Committee members have no interlocking relationships as defined by the Securities and Exchange Commission.

                              Director Compensation

         Members of the Board of Directors of the Company, none of whom are employees of the Company, currently receive a quarterly fee of $5,000. Prior to consummation of the Sale Transaction, each non-employee director received an annual fee of $3,600 plus (i) an additional sum equal to $2,700 if such director attended 75% or more of the Board's regular quarterly meetings during the year, or (ii) an additional sum equal to $675 multiplied by the total number of regular quarterly meetings attended during the year if such director attended less than 75% of such meetings, and (iii) $675 for each special meeting attended. Directors are also paid a per-meeting fee for each committee meeting attended. The aggregate amount of fees paid to or accrued for the benefit of directors during 1998 by the Company was $55,000. Directors are also reimbursed for reasonable travel expenses incurred in attending Board of Director meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the ownership of the issued and outstanding shares of Common Stock as of March 1, 1999 by all persons who owned 5% or more of the Common Stock of the Company, by directors, by the sole executive officer and by such executive officer and directors of the Company as a group:

                                                          AMOUNT AND NATURE    PERCENT
NAME AND ADDRESS                                             OF OWNERSHIP      OF CLASS
----------------                                          -----------------    --------
Clara K. Schonlau                                             354,400(1)        16.26%
300 South State Street                                        Beneficial
New Ulm, MN  56073

Henry Somsen                                                   120,000           5.51%
211 2nd Street                                                Record and
New Ulm, MN  55901                                            Beneficial

State Bank & Trust Co. of New Ulm                             249,835(2)        11.46%
100 North Minnesota Street                                     Record
New Ulm, MN  56073

Charles A. Geer                                                   -0-             --
4440 IDS Center
Minneapolis, MN  55402

Richard M. Evjen                                                  -0-             --
P.O. Box 225
Hudson, WI  54016

Kennon V. Rothchild                                              2,200            *
2300 American National Bank Building                          Beneficial
St. Paul, MN  55101

Robert M. Winslow                                                1,000            *
Department of Medicine                                        Record and
University of California-Veterans Affairs Medical Center      Beneficial
3350 LaJolla Village Drive (111-E)
San Diego, CA  92161

Executive officer and directors as a group                       3,200            *
(4 persons)                                                   Record and
                                                              Beneficial

-------------------------
*Less than 1%.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS OF THE COMPANY AS OF DECEMBER 31, 1998,
1997 AND 1996 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 INCLUDED IN ITEM 8.

         Independent Auditors' Report
         Statements of Net Assets in Liquidation as of December 31, 1998
                  and 1997
         Statements of Changes in Net Assets in Liquidation - Years Ended
                  December 31, 1998, 1997 and 1996.
         Notes to Financial Statements - Years ended December 31, 1998, 1997 and 1996.


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

(3) Amended and Restated Articles of Incorporation filed as Exhibit 3B to Form 10-K filed April 1, 1991 (File No. 811-407).*

         Amendment to Amended and Restated Articles of Incorporation filed as
         Exhibit 3A to Form 10-K filed April 12, 1995 (File No. 811-407).*

         Amendment to Amended and Restated Articles of Incorporation filed as
         Exhibit 3 to Form 10-K filed April 15, 1996 (File No. 811-407).*

         Restated By-laws, as amended, filed as Exhibit 3 to Form 10-K filed March 31, 1993 (File No. 811-407).*

(4) Instruments defining the rights of security holders - filed as exhibits 4A through 4K to Registration Statement No. 2-61993 dated June 27, 1978; Exhibit 4 to Registration Statement No. 2-76706 dated March 26, 1982; and Exhibit 4 to Registration Statement No. 33-6131 dated May 28, 1986.*

-------------------------
* Previously filed as indicated and incorporated herein by reference.

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

-------------------------
* Previously filed as indicated and incorporated herein by reference.

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

                                1150 LIQUIDATING CORPORATION

                                Registrant



Date:  March 30, 1999           By   /s/ Charles A. Geer
                                  ----------------------------------------------
                                  Charles A. Geer,
                                  Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1999           By   /s/ Charles A. Geer
                                  ----------------------------------------------
                                  Charles A. Geer        Chief Executive Officer



Date: March 30, 1999            By
                                  ----------------------------------------------
                                  Richard M. Evjen                      Director




Date: March 30, 1999            By   /s/ Kennon V. Rothchild
                                  ----------------------------------------------
                                  Kennon V. Rothchild                   Director



Date: March 30, 1999            By   /s/ Robert M. Winslow
                                  ----------------------------------------------
                                  Robert M. Winslow                     Director

                                  Exhibit Index


Exhibit No.                         Document                      Form of Filing
-----------   -------------------------------------------------   --------------
   27.1       Financial Data Schedule                               Electronic
                                                                   Transmission