Form 10-Q
period 1999-03-31
1150 LIQUIDATING CORP
filed 1999-05-14
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                  -------------------------------------------

For Quarter Ended March 31, 1999                  Commission File Number 811-407
                  --------------                                         -------

                          1150 LIQUIDATING CORPORATION
                             (formerly SBM Company)
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                 41-0557530
----------------------------------------       ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

             4440 IDS Center
         Minneapolis, Minnesota                              55402
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (612) 338-5254
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___

2,179,714 Common Shares were outstanding as of March 31, 1999
---------

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

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                                                   March 31,     December 31,
                                                                     1999            1998
                                                                  ----------      ----------
                   ASSETS                                        (Unaudited)       (Audited)
Cash and cash equivalents                                         $  746,024      $  819,931
Federal income tax refund                                             70,000          70,000
Other assets                                                           2,611             412
                                                                  ----------      ----------
            Total assets                                             818,635         890,343

                 LIABILITIES

Reserve for post-dissolution expenses                                 15,000              --
Accounts payable                                                      80,395          83,814
Reserve for estimated costs during the period of liquidation          36,073          86,358
                                                                  ----------      ----------
            Total liabilities                                        131,468         170,172

Common stock held by employee benefit plans
   or plan participants - 304,693 shares (see Note 2)                121,932         126,545
                                                                  ----------      ----------

            Net assets                                            $  565,235      $  593,626
                                                                  ==========      ==========

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans or plan participants             1,875,021       1,875,021
                                                                  ==========      ==========

Net assets per common share outstanding                           $      .30      $      .32
                                                                  ==========      ==========

See Notes to Financial Statements.

                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             For the Period from December 31, 1994 to March 31, 1999


NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                               $(31,976,759)

Income from liquidating activities                                                        42,662,596

Preferred stock liquidation amount in excess
     of carrying value                                                                    (1,279,805)

Common stock dividend distribution - $2.75 per share                                      (5,994,214)

Allocation of common stock dividend distribution to
     common stock held by employee benefit plans                                             837,906

Allocation of net loss and carrying value to common
     stock held by employee benefit plans                                                    442,472
                                                                                        ------------

NET ASSETS AT DECEMBER 31, 1995                                                            4,692,196

Income (loss) from liquidating activities                                                   (330,740)

Special allocation of carrying value to common stock held by
     employee benefit plans under settlement agreement (Note 2)                           (1,000,000)

Allocation of net loss and carrying value to
     common stock held by employee benefit plans                                              11,286
                                                                                        ------------

NET ASSETS AT DECEMBER 31, 1996                                                            3,372,742

Income from liquidating activities                                                           529,599

Allocation of net income and carrying value to common stock
     held by employee benefit plans                                                          (74,030)

NET ASSETS AT DECEMBER 31, 1997                                                            3,828,311

Income (loss) from liquidating activities                                                     66,629

Common stock dividend distribution                                                        (3,292,000)

Allocation of net income and carrying value to common stock
     previously held by employee benefit plans                                                (9,314)
                                                                                        ------------

NET ASSETS AT DECEMBER 31, 1998                                                              593,626

Income (loss) from liquidating activities (January 1, 1999 through March 31, 1999)           (33,004)

Allocation of net income and carrying value to common stock
     previously held by employee benefit plans                                                 4,613
                                                                                        ------------

NET ASSETS AT MARCH 31, 1999 (unaudited)                                                $    565,235
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

               Proceeds from the sale                            $ 34,445,877

               Assets sold:
                 Investments                                      808,543,939
                 Receivable from reinsurer                         85,202,588
                 Deferred acquisition costs                        61,683,713
                 Other assets                                      14,863,970
                                                                 ------------
                                                                  970,294,210

               Liabilities assumed:
                 Future policy benefits                           861,067,924
                 Face amount certificate reserves                  56,439,745
                 Accounts payable and other liabilities            12,508,983
                                                                 ------------
                                                                  930,016,652
                                                                 ------------

               Net assets sold                                     40,277,558
               Less costs of the Transaction, including income
                 taxes of $408,000                                    710,927
                                                                 ------------

               Net loss on sale of Company operations            $(6,542,608)
                                                                 ============

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

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 1.  Sale and Liquidation of the Company (Continued):

          The statement of net assets in liquidation at March 31, 1999 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at March 31, 1999. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to March 31, 1999.

          The financial statements included in this Form 10-Q have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the statement of net assets in liquidation and changes therein for all periods presented have been made.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the 1150 Liquidating Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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


Note 2.   Common Stock Held by Employee Benefit Plans or Plan Participants:

          The Company's two employee benefit plans ("Plans") or plan participants owned 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of March 31, 1999 and as of December 31, 1998 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

          On the December 31, 1998 and March 31, 1999 statement of net assets in liquidation, the liability to the Plans' participants has been shown as the estimated liquidation value of their shares of common stock under the settlement agreement discussed below.

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


                                      1150 LIQUIDATING CORPORATION



Date  May 14, 1999                    By: /s/ Charles A. Geer
    -------------------------             --------------------------------------
                                          Charles A. Geer

                                      Its: President and Chief Financial Officer