Form 10-Q
period 1999-06-30
1150 LIQUIDATING CORP
filed 1999-08-13
CIK 93706

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________



For Quarter Ended June 30, 1999                   Commission File Number 811-407
                  -------------                                          -------

                          1150 LIQUIDATING CORPORATION
                             (formerly SBM Company)
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                  41-0557530
----------------------------------------      ----------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

            4440 IDS Center
        Minneapolis, Minnesota                               55402
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (612) 338-5254
                                                   -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_      No ___

2,179,714 Common Shares were outstanding as of June 30, 1999

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

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                          1150 LIQUIDATING CORPORATION
                     (formerly SBM COMPANY AND SUBSIDIARIES)

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                                                  June 30,      December 31,
                 ASSETS                                             1999            1998
                                                                ------------    ------------
                                                                 (Unaudited)     (Audited)
Cash and cash equivalents                                       $    739,863    $    819,931
Federal income tax refund                                                 --          70,000
Other assets                                                           5,884             412
                                                                ------------    ------------
                 Total assets                                        745,747         890,343

                 LIABILITIES

Reserve for post-dissolution expenses                                100,000              --
Accounts payable                                                      23,856          83,814
Reserve for estimated costs during the period of liquidation          56,085          86,358
                                                                ------------    ------------
                 Total liabilities                                   179,941         170,172

Common stock held by employee benefit plans
   or plan participants - 304,693 shares (see Note 2)                104,967         126,545
                                                                ------------    ------------

                 Net assets                                     $    460,839    $    593,626
                                                                ============    ============

Common shares outstanding - 2,179,714 less 304,693 shares
   held by employee benefit plans or plan participants             1,875,021       1,875,021
                                                                ============    ============

Net assets per common share outstanding                         $        .25    $        .32
                                                                ============    ============


See Notes to Financial Statements.

                          1150 LIQUIDATING CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             For the Period from December 31, 1994 to June 30, 1999


NET ASSETS (DEFICIT) AT DECEMBER 31, 1994                                            $(31,976,759)

Income from liquidating activities                                                     42,662,596

Preferred stock liquidation amount in excess
     of carrying value                                                                 (1,279,805)

Common stock dividend distribution - $2.75 per share                                   (5,994,214)

Allocation of common stock dividend distribution to
     common stock held by employee benefit plans                                          837,906

Allocation of net loss and carrying value to common
     stock held by employee benefit plans                                                 442,472
                                                                                     ------------

NET ASSETS AT DECEMBER 31, 1995                                                         4,692,196

Income (loss) from liquidating activities                                                (330,740)

Special allocation of carrying value to common stock held by
     employee benefit plans under settlement agreement (Note 2)                        (1,000,000)

Allocation of net loss and carrying value to
     common stock held by employee benefit plans                                           11,286
                                                                                     ------------

NET ASSETS AT DECEMBER 31, 1996                                                         3,372,742

Income from liquidating activities                                                        529,599

Allocation of net income and carrying value to common stock
     held by employee benefit plans                                                       (74,030)
                                                                                     ------------

NET ASSETS AT DECEMBER 31, 1997                                                         3,828,311

Income (loss) from liquidating activities                                                  66,629

Common stock dividend distribution                                                     (3,292,000)

Allocation of net income and carrying value to common stock
     previously held by employee benefit plans                                             (9,314)
                                                                                     ------------

NET ASSETS AT DECEMBER 31, 1998                                                           593,626

Income (loss) from liquidating activities (January 1, 1999 through June 30, 1999)        (154,365)

Allocation of net income and carrying value to common stock
     previously held by employee benefit plans                                             21,578
                                                                                     ------------

NET ASSETS AT JUNE 30, 1999 (unaudited)                                              $    460,839
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

         As a result, the Company adopted the liquidation basis of accounting effective January 1, 1995. Assets have been valued at estimated net realizable value and liabilities provide for all expenses to be incurred during the period of liquidation. The reserve for estimated costs during the period of liquidation includes what management anticipates are reasonable estimates of costs required to liquidate the Company's remaining assets and to defend known legal claims, as well as the estimated costs of directors and officers and legal, audit and other professional fees and expenses expected to be incurred during the period of liquidation, including the post-dissolution period. The net assets ultimately available for distribution to shareholders will depend almost entirely upon the remaining time involved in winding up the affairs of the Company, and any now unknown liabilities or additional litigation and the expenses and liabilities incurred in connection therewith.

                          1150 LIQUIDATING CORPORATION

                                   (Unaudited)


Note 1.  Sale and Liquidation of the Company (Continued):

         The statement of net assets in liquidation at June 30, 1999 includes accruals for general and administrative expenses anticipated by management with respect to resolving such known matters in a reasonably timely fashion, as expected at that date. Net assets ultimately available for distribution will be reduced by the amount of any other unknown liabilities as may arise in the future, and to any extent general and administrative expenses incurred exceed the estimates included in the statement of net assets in liquidation at June 30, 1999. In addition, the financial statements do not reflect any investment income that is anticipated to be earned subsequent to June 30, 1999.

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


Note 2.  Common Stock Held by Employee Benefit Plans or Plan Participants:

         The Company's two employee benefit plans ("Plans") or plan participants owned 304,693 shares of Company common stock. The value of such shares has been classified as a separate line outside of net assets in liquidation on the Company's statement of net assets in liquidation as of June 30, 1999 and as of December 31, 1998 because of the Company's obligation to repurchase such shares, under certain circumstances, under a stock agreement ("Stock Agreement"), between the Company and the Plans' trustee dated September 30, 1993.

         On the December 31, 1998 and June 30, 1999 statement of net assets in liquidation, the liability to the Plans' participants has been shown as the estimated liquidation value of their shares of common stock under the settlement agreement discussed below.

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


                                      1150 LIQUIDATING CORPORATION



Date August 13, 1999                  By:  /s/ Charles A. Geer
     -------------------------             ------------------------------------
                                           Charles A. Geer

                                      Its: President and Chief Financial Officer